Form 10-Q
period 1996-03-31
SOUTHWEST OIL & GAS INCOME FUND X-C LP
filed 1996-05-14
CIK 859907

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                    OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 0-20299

                SOUTHWEST OIL & GAS 1990-91 INCOME PROGRAM
                 Southwest Oil & Gas Income Fund X-C, L.P.
                  (Exact name of registrant as specified
                   in its limited partnership agreement)

Delaware                                           75-2374445
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


                       407 N. Big Spring, Suite 300
                           Midland, Texas 79701
                 (Address of principal executive offices)

                              (915) 686-9927
                      (Registrant's telephone number,
                           including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes   X   No

         The total number of pages contained in this report is 12.

PAGE

                      PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three month period ended
March 31, 1996 are not necessarily indicative of the results that may be expected for the full year.

PAGE

                 Southwest Oil & Gas Income Fund X-C, L.P.

                              Balance Sheets


                                                 March 31,     December 31,
                                                   1996           1995
                                                 ---------     ------------
                                                (unaudited)

    Assets

Current assets:
  Cash and cash equivalents                   $    248,929        34,680
  Receivable from Managing General
   Partner                                         100,598       145,549
                                                 ---------     ---------
    Total current assets                           349,527       180,229
                                                 ---------     ---------
Oil and gas properties - using the
 full-cost method of accounting                  2,406,159     2,631,187
  Less accumulated depreciation,
   depletion and amortization                    1,556,496     1,526,496
                                                 ---------     ---------
    Net oil and gas properties                     849,663     1,104,691
                                                 ---------     ---------
Organization costs, net of
 amortization                                        4,778         6,398
                                                 ---------     ---------
                                              $  1,203,968     1,291,318
                                                 =========     =========

    Liabilities and Partners' Equity

Current liabilities:
  Accounts payable                            $      4,400         -
  Distributions payable                                 56           147
                                                 ---------     ---------
    Total current liabilities                        4,456           147
                                                 ---------     ---------
Partners' equity:
  General partners                                   9,197        11,701
  Limited partners                               1,190,315     1,279,470
                                                 ---------     ---------
    Total partners' equity                       1,199,512     1,291,171
                                                 ---------     ---------
                                              $  1,203,968     1,291,318
                                                 =========     =========






PAGE

                 Southwest Oil & Gas Income Fund X-C, L.P.

                         Statements of Operations
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1996       1995
                                                         ----       ----

    Revenues

Oil and gas revenue                                 $   257,263    333,656
Interest income from operations                             805        637
                                                        -------    -------
                                                        258,068    334,293
                                                        -------    -------
    Expenses

Production                                              172,298    216,661
General and administrative                               15,809     15,642
Depreciation, depletion and
 amortization                                            31,620     65,620
                                                        -------    -------
                                                        219,727    297,923
                                                        -------    -------
Net income                                          $    38,341     36,370
                                                        =======    =======
Net income allocated to:

  Managing General Partner                          $     6,296      9,179
                                                        =======    =======
  General partner                                   $       700      1,020
                                                        =======    =======
  Limited partners                                  $    31,345     26,171
                                                        =======    =======
     Per limited partner unit                       $      5.02       4.19
                                                        =======    =======













PAGE

                 Southwest Oil & Gas Income Fund X-C, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1996       1995
                                                         ----       ----

Cash flows from operating activities:

  Cash from oil and gas sales                       $   312,663    318,358
  Cash paid to suppliers                               (194,156)  (218,613)
  Interest received                                         805        637
                                                        -------    -------
    Net cash provided by operating
     activities                                         119,312    100,382
                                                        -------    -------
Cash flows from investing activities:

  Additions to oil and gas properties                      (521)    (7,091)
  Sale of oil and gas properties                        225,549     15,101
                                                        -------    -------
    Net cash provided by investing
      activities                                        225,028      8,010
                                                        -------    -------
Cash flows used in financing activities:

  Distributions to partners                            (130,091)  (100,011)
                                                        -------    -------
    Net increase in cash                                214,249      8,381

Cash and cash equivalents:
  Beginning of period                                    34,680     67,225
                                                        -------    -------
  End of period                                     $   248,929     75,606
                                                        =======    =======

                                                                (continued)












PAGE

                 Southwest Oil & Gas Income Fund X-C, L.P.

                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1996       1995
                                                         ----       ----

Reconciliation of net income
 to net cash provided by operating
 activities:

Net income                                          $    38,341     36,370

Adjustments to reconcile net income
 to net cash provided by
  operating activities:

  Depreciation, depletion and
   amortization                                          31,620     65,620
  (Increase) decrease in receivables                     55,400    (15,298)
  Increase (decrease) in payables                        (6,049)    13,690
                                                        -------    -------
Net cash provided by operating
 activities                                         $   119,312    100,382
                                                        =======    =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Southwest Oil & Gas Income Fund X-C, L.P. was organized as a Delaware limited partnership on September 20, 1991. The offering of such limited partnership interests began October 1, 1991 as part of a shelf offering registered under the name Southwest Oil & Gas 1990-91 Income Program. Minimum capital requirements for the Partnership were met on January 13, 1992, and concluded April 30, 1992.

The Partnership was formed to acquire interests in producing oil and gas properties, to produce and market crude oil and natural gas produced from such properties, and to distribute the net proceeds from operations to the limited and general partners. Net revenues from producing oil and gas properties will not be reinvested in other revenue producing assets except to the extent that production facilities and wells are improved or reworked or where methods are employed to improve or enable more efficient recovery of oil and gas reserves.

Increases or decreases in Partnership revenues and, therefore, distributions to partners will depend primarily on changes in the prices received for production, changes in volumes of production sold, lease operating expenses, enhanced recovery projects, offset drilling activities pursuant to farm-out arrangements, sales of properties, and the depletion of wells. Since wells deplete over time, production can generally be expected to decline from year to year.

Well operating costs and general and administrative costs usually decrease with production declines; however, these costs may not decrease proportionately. Net income available for distribution to the partners is therefore expected to fluctuate in later years based on these factors.

PAGE

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended March 31, 1996 and 1995.

                                               Three Months
                                                  Ended         Percentage
                                                 March 31,       Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   18.00     16.21      11%
Average price per mcf of gas              $    2.08      1.44      44%
Oil production in barrels                    11,100    16,900     (34%)
Gas production in mcf                        27,300    41,000     (33%)
Gross oil and gas revenue                 $ 257,263   333,656     (23%)
Net oil and gas revenue                   $  84,965   116,995     (27%)
Partnership distributions                 $ 130,000    99,890      30%
Limited partner distributions             $ 120,500    90,190      34%
Per unit distribution to limited
 partners                                 $   19.29     14.44      34%
Number of limited partner units               6,246     6,246

Revenues

The Partnership's oil and gas revenues decreased to $257,263 from $333,656 for the quarters ended March 31, 1996 and 1995, respectively, a decrease of 23%. The principal factors affecting the comparison of the quarters ended March 31, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995 by 11%, or $1.79 per barrel, resulting in an increase of approximately $30,300 in revenues. Oil sales represented 78% of total oil and gas sales during the quarter ended March 31, 1996 as compared to 82% during the quarter ended March 31, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 44%, or $.64 per mcf, resulting in an increase of approximately $26,200 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $56,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 5,800 barrels or 34% during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995, resulting in a decrease of approximately $104,400 in revenues.

    Gas production decreased approximately 13,700 mcf or 33% during the same period, resulting in a decrease of approximately $28,500 in revenues.

    The total decrease in revenues due to the change in production is approximately $132,900. The decrease is a result of property sales, downtime and equipment failures.

Costs and Expenses

Total costs and expenses decreased to $219,727 from $297,923 for the quarters ended March 31, 1996 and 1995, respectively, a decrease of 26%. The decrease is the result of lower lease operating costs and depletion expense, offset by an increase in general and administrative costs.

1. Lease operating costs and production taxes were 20% lower, or approximately $44,400 less during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995. The decrease is a result of workover costs incurred in 1995.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $200 during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995.

3. Depletion expense decreased to $30,000 for the quarter ended March 31, 1996 from $64,000 for the same period in 1995. This represents a decrease of 53%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Consequently, depletion will generally fluctuate in direct relation to oil and gas revenues. As noted above, oil and gas revenues declined due to a decrease in production for the quarter ended March 31, 1996 as compared to the same period for 1995. Depletion reflected a comparable decline.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $119,300 in the three months ended March 31, 1996 as compared to approximately $100,400 in the three months ended March 31, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $225,000 in the three months ended March 31, 1996 as compared to approximately $8,000 in the three months ended March 31, 1995. The principle source of the 1996 cash flow from investing activities was the sale of oil and gas properties, offset by the additions to oil and gas properties.

Cash flows used in financing activities were approximately $130,100 in the three months ended March 31, 1996 as compared to approximately $100,000 in the three months ended March 31, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the three months ended March 31, 1996 were $130,000 of which $120,500 was distributed to the limited partners and $9,500 to the general partners. The per unit distribution to limited partners during the three months ended March 31, 1996 was $19.29. Total distributions during the three months ended March 31, 1995 were $99,890 of which $90,190 was distributed to the limited partners and $9,700 to the general partners. The per unit distribution to limited partners during the three months ended March 31, 1995 was $14.44.

The sources for the 1996 distributions of $130,000 were oil and gas operations of approximately $119,300 and the sale of oil and gas properties of approximately $225,500, offset by the addition to oil and gas properties of approximately $500, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1995 distributions of $99,890 were oil and gas operations of approximately $100,400 and the sale of oil and gas properties of approximately $15,100, offset by the addition to oil and gas properties of approximately $7,100, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $1,495,366 have been made to the partners. As of March 31, 1996, $1,360,042 or $217.75 per limited partner unit has been distributed to the limited partners, representing a 44% return of the capital contributed.

As of March 31, 1996, the Partnership had approximately $345,100 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

PAGE

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  None
          (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

PAGE

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SOUTHWEST OIL & GAS
                              INCOME FUND X-C, L.P.
                              a Delaware limited partnership


                              By:  Southwest Royalties, Inc.
                                   Managing General Partner


                              By:  /s/ Bill E. Coggin
                                   ------------------------------
                                   Bill E. Coggin, Vice President
                                   and Chief Financial Officer


Date:  May 11, 1996