Form 10-Q
period 1996-06-30
SOUTHWEST OIL & GAS INCOME FUND X-C LP
filed 1996-08-13
CIK 859907

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

                            Yes   X   No

         The total number of pages contained in this report is 14.

                      PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year.

                 Southwest Oil & Gas Income Fund X-C, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1996            1995
                                                ---------      ------------
                                               (unaudited)

     Assets

Current assets:
  Cash and cash equivalents                  $    259,838          34,680
  Receivable from Managing
   General Partner                                171,370         145,549
                                                ---------       ---------
    Total current assets                          431,208         180,229
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 2,407,563       2,631,187
  Less accumulated depreciation,
    depletion and amortization                  1,603,496       1,526,496
                                                ---------       ---------
    Net oil and gas properties                    804,067       1,104,691
                                                ---------       ---------
Organization costs, net                             3,158           6,398
                                                ---------       ---------
                                             $  1,238,433       1,291,318
                                                =========       =========
     Liabilities and Partners' Equity

Current liability - Distributions payable    $         63             147
                                                ---------       ---------
Partners' equity:
  General partners                                 20,740          11,701
  Limited partners                              1,217,630       1,279,470
                                                ---------       ---------
    Total partners' equity                      1,238,370       1,291,171
                                                ---------       ---------
                                             $  1,238,433       1,291,318
                                                =========       =========

                 Southwest Oil & Gas Income Fund X-C, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended     Six Months Ended
                                       June 30,             June 30,
                                   1996       1995      1996       1995

     Revenues

Oil and gas                   $   399,414    348,643    656,677    682,299
Interest                            2,279        645      3,084      1,283
                                  -------    -------    -------    -------
                                  401,693    349,288    659,761    683,582
                                  -------    -------    -------    -------

     Expenses

Production                        160,852    237,419    333,150    454,080
General and administrative         10,410     10,353     26,220     25,996
Depreciation, depletion and
  amortization                     48,620     68,620     80,240    134,240
                                  -------    -------    -------    -------
                                  219,882    316,392    439,610    614,316
                                  -------    -------    -------    -------
Net income                    $   181,811     32,896    220,151     69,266
                                  =======    =======    =======    =======
Net income allocated to:

  Managing General Partner    $    20,739      9,137     27,035     18,316
                                  =======    =======    =======    =======
  General Partner             $     2,304      1,015      3,004      2,035
                                  =======    =======    =======    =======
  Limited Partners            $   158,768     22,744    190,112     48,915
                                  =======    =======    =======    =======
    Per limited partner
     unit                     $     25.42       3.64      30.44       7.83
                                  =======    =======    =======    =======

                 Southwest Oil & Gas Income Fund X-C, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1996       1995

Cash flows from operating activities:

  Cash received from sale of oil
    and gas                                         $   636,314    669,127
  Cash paid to suppliers                               (364,828)  (458,079)
  Interest received                                       3,084      1,283
                                                        -------    -------
      Net cash provided by operating
       activities                                       274,570    212,331
                                                        -------    -------
Cash flows from investing activities:

  Additions to oil and gas properties                    (2,070)    (9,067)
  Cash received from sale of oil
   and gas properties                                   225,694     20,167
                                                        -------    -------
      Net cash provided by investing
       activities:                                      223,624     11,100
                                                        -------    -------
Cash flows used in financing activities:

  Distributions to partners                            (273,036)  (245,088)
                                                        -------    -------
Net increase (decrease) in cash and
  cash equivalents                                      225,158    (21,657)

  Beginning of period                                    34,680     67,225
                                                        -------    -------
  End of period                                     $   259,838     45,568
                                                        =======    =======

                                                                (continued)

                 Southwest Oil & Gas Income Fund X-C, L.P.

                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1996       1995

Reconciliation of net income to
  net cash provided by operating
  activities:

Net income                                          $   220,151     69,266

Adjustments to reconcile net income
  to net cash provided by operating
  activities:

    Depreciation, depletion and
     amortization                                        80,240    134,240
    Increase in receivables                             (20,363)   (13,172)
    Increase (decrease) in payables                      (5,458)    21,997
                                                        -------    -------
Net cash provided by operating
  activities                                        $   274,570    212,331
                                                        =======    =======

Supplemental schedule of noncash investing and financing activities:

  Sale of oil and gas properties included
   in accounts receivable                           $      -           500
                                                        =======    =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Southwest Oil & Gas Income Fund X-C, L.P. was organized as a Delaware limited partnership on September 20, 1991. The offering of such limited partnership interests began October 1, 1991 as part of a shelf offering registered under the name Southwest Oil & Gas 1990-91 Income Program. Minimum capital requirements for the Partnership were met on January 13, 1992 and the offering concluded on April 30, 1992 with total limited partner contributions of $3,123,000.

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

Increases or decreases in Partnership revenues and, therefore, distributions to partners will depend primarily on changes in the prices received for production, changes in volumes of production sold, lease operating expenses, enhanced recovery projects, offset drilling activities pursuant to farmout arrangements, sales of properties, and the depletion of wells. Since wells deplete over time, production can generally be expected to decline from year to year.

Well operating costs and general and administrative costs usually decrease with production declines; however, these costs may not decrease proportionately. Net income available for distribution to the partners is therefore expected to fluctuate in later years based on these factors.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended June 30, 1996 and 1995:

                                               Three Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   19.04     17.13        11%
Average price per mcf of gas             $    2.39      1.39        72%
Oil production in barrels                   15,600    16,500        (5%)
Gas production in mcf                       42,700    47,700       (10%)
Gross oil and gas revenue                $ 399,414   348,643        15%
Net oil and gas revenue                  $ 238,562   111,224       114%
Partnership distributions                $ 142,952   145,000        (1%)
Limited partner distributions            $ 131,452   130,500         1%
Per unit distribution to limited
 partners                                $   21.05     20.89         1%
Number of limited partner units              6,246     6,246

Revenues

The Partnership's oil and gas revenues increased to $399,414 from $348,643 for the quarters ended June 30, 1996 and 1995, respectively, an increase of 15%. The principal factors affecting the comparison of the quarters ended June 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995 by 11%, or $1.91 per barrel, resulting in an increase of approximately $31,500 in revenues. Oil sales represented 74% of total oil and gas sales during the quarter ended June 30, 1996 as compared to 81% during the quarter ended June 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 72%, or $1.00 per mcf, resulting in an increase of approximately $47,700 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $79,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 900 barrels or 5% during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995, resulting in a decrease of approximately $17,100 in revenues.

    Gas production decreased approximately 5,000 mcf or 10% during the same period, resulting in a decrease of approximately $12,000 in revenues.

    The total decrease in revenues due to the change in production is approximately $29,100. The decrease is a result of property sales and downhole problems.

Costs and Expenses

Total costs and expenses decreased to $219,882 from $316,392 for the quarters ended June 30, 1996 and 1995, respectively, a decrease of 31%. The decrease is the result of lower lease operating costs and depletion expense, offset by an increase in general and administrative expense.

1. Lease operating costs and production taxes were 32% lower, or approximately $76,600 less during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995. The decrease is a result of property sales and workover costs incurred in 1995.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $100 during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995.

3. Depletion expense decreased to $47,000 for the quarter ended June 30, 1996 from $67,000 for the same period in 1995. This represents a decrease of 30%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    Two factors that attributed to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995 and the increase in property sales.

B.  General Comparison of the Six Month Periods Ended June 30, 1996 and 1995

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1996 and 1995:


                                                Six Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   18.61     16.66        12%
Average price per mcf of gas             $    2.27      1.41        61%
Oil production in barrels                   26,800    33,400       (20%)
Gas production in mcf                       70,000    88,700       (21%)
Gross oil and gas revenue                $ 656,677   682,299        (4%)
Net oil and gas revenue                  $ 323,527   228,219        42%
Partnership distributions                $ 272,952   244,890        11%
Limited partner distributions            $ 251,952   220,690        14%
Per unit distribution to limited
 partners                                $   40.34     35.33        14%
Number of limited partner units              6,246     6,246

Revenues

The Partnership's oil and gas revenues decreased to $656,677 from $682,299 for the six months ended June 30, 1996 and 1995, respectively, a decrease of 4%. The principal factors affecting the comparison of the six months ended June 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 by 12%, or $1.95 per barrel, resulting in an increase of approximately $65,100 in revenues. Oil sales represented 76% of total oil and gas sales during the six months ended June 30, 1996 as compared to 82% during the six months ended June 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 61%, or $.86 per mcf, resulting in an increase of approximately $76,300 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $141,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 6,600 barrels or 20% during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, resulting in a decrease of approximately $122,800 in revenues.

    Gas production decreased approximately 18,700 mcf or 21% during the same period, resulting in a decrease of approximately $42,400 in revenues.

    The total decrease in revenues due to the change in production is approximately $165,200. The decrease is a result of property sales and downhole problems.

Costs and Expenses

Total costs and expenses decreased to $439,610 from $614,316 for the six months ended June 30, 1996 and 1995, respectively, a decrease of 28%. The decrease is the result of a decline in lease operating costs and depletion expense, offset by an increase in general and administrative expense.

1. Lease operating costs and production taxes were 27% lower, or approximately $120,900 less during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The decrease is a result of property sales and workover costs incurred in 1995.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $200 during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

3. Depletion expense decreased to $77,000 for the six months ended June 30, 1996 from $131,000 for the same period in 1995. This represents a decrease of 41%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    Three factors that attributed to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995, the increase in property sales and the decrease in oil and gas revenues.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $274,600 in the six months ended June 30, 1996 as compared to approximately $212,300 in the six months ended June 30, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $223,600 in the six months ended June 30, 1996 as compared to approximately $11,100 in the six months ended June 30, 1995. The principle source of the 1996 cash flow from investing activities was the sale of oil and gas properties, offset by the additions to oil and gas properties.

Cash flows used in financing activities were approximately $273,000 in the six months ended June 30, 1996 as compared to approximately $245,100 in the six months ended June 30, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1996 were $272,952 of which $251,952 was distributed to the limited partners and $21,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1996 was $40.34. Total distributions during the six months ended June 30, 1995 were $244,890 of which $220,690 was distributed to the limited partners and $24,200 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1995 was $35.33.

The sources for the 1996 distributions of $272,952 were oil and gas operations of approximately $274,600 and the sale of oil and gas properties of approximately $225,700, offset by the addition to oil and gas properties of approximately $2,100, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1995 distributions of $244,890 were oil and gas operations of approximately $212,300 and the sale of oil and gas properties of approximately $20,200, offset by the addition to oil and gas properties of approximately $9,100, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $1,638,318 have been made to the partners. As of June 30, 1996, $1,491,494 or $238.79 per limited partner unit has been distributed to the limited partners, representing a 48% return of the capital contributed.

As of June 30, 1996, the Partnership had approximately $431,100 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

                                 SOUTHWEST OIL & GAS
                                 INCOME FUND X-C, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer
Date: August 12, 1996