Form 10-Q
period 1996-09-30
SOUTHWEST OIL & GAS INCOME FUND X-C LP
filed 1996-11-13
CIK 859907

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

                      PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year.

                 Southwest Oil & Gas Income Fund X-C, L.P.

                              Balance Sheets


                                               September 30,   December 31,
                                                   1996            1995
                                               -------------   ------------
                                                (unaudited)

     Assets

Current assets:
  Cash and cash equivalents                  $    233,462          34,680
  Receivable from Managing
   General Partner                                164,508         145,549
                                                ---------       ---------
    Total current assets                          397,970         180,229
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 2,409,506       2,631,187
  Less accumulated depreciation,
   depletion and amortization                   1,642,496       1,526,496
                                                ---------       ---------
    Net oil and gas properties                    767,010       1,104,691
                                                ---------       ---------
Organization costs, net                             1,538           6,398
                                                ---------       ---------
                                             $  1,166,518       1,291,318
                                                =========       =========
     Liabilities and Partners' Equity

Current liability - Distributions payable    $         69             147
                                                ---------       ---------
Partners' equity:
  General partners                                 17,610          11,701
  Limited partners                              1,148,839       1,279,470
                                                ---------       ---------
    Total partners' equity                      1,166,449       1,291,171
                                                ---------       ---------
                                             $  1,166,518       1,291,318
                                                =========       =========

                 Southwest Oil & Gas Income Fund X-C, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended     Nine Months Ended
                                    September 30,         September 30,
                                   1996       1995      1996       1995

     Revenues

Oil and gas                   $   330,868    324,276    987,545  1,006,575
Interest                            2,346        515      5,430      1,798
                                  -------    -------    -------  ---------
                                  333,214    324,791    992,975  1,008,373
                                  -------    -------    -------  ---------

     Expenses

Production                        175,303    205,298    508,453    659,378
General and administrative          9,212      9,200     35,432     35,196
Depreciation, depletion and
 amortization                      40,620     64,620    120,860    198,860
                                  -------    -------    -------  ---------
                                  225,135    279,118    664,745    893,434
                                  -------    -------    -------  ---------
Net income                    $   108,079     45,673    328,230    114,939
                                  =======    =======    =======  =========
Net income allocated to:

  Managing General Partner    $    13,383      9,926     40,418     28,242
                                  =======    =======    =======  =========
  General Partner             $     1,487      1,103      4,491      3,138
                                  =======    =======    =======  =========
  Limited Partners            $    93,209     34,644    283,321     83,559
                                  =======    =======    =======  =========
    Per limited partner
     unit                     $     14.92       5.55      45.36      13.38
                                  =======    =======    =======  =========

                 Southwest Oil & Gas Income Fund X-C, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                         1996       1995

Cash flows from operating activities:

  Cash received from sale of oil
   and gas                                          $   961,380  1,005,722
  Cash paid to suppliers                               (536,679)  (660,888)
  Interest received                                       5,430      1,798
                                                        -------  ---------
      Net cash provided by operating
       activities                                       430,131    346,632
                                                        -------  ---------
Cash flows from investing activities:

  Additions to oil and gas properties                    (6,164)   (11,925)
  Cash received from sale of oil
   and gas properties                                   227,845     21,681
                                                        -------  ---------
      Net cash provided by investing
       activities:                                      221,681      9,756
                                                        -------  ---------
Cash flows used in financing activities:

  Distributions to partners                            (453,030)  (379,855)
                                                        -------  ---------
Net increase (decrease) in cash and
 cash equivalents                                       198,782    (23,467)

  Beginning of period                                    34,680     67,225
                                                        -------  ---------
  End of period                                     $   233,462     43,758
                                                        =======  =========

                                                                (continued)

                 Southwest Oil & Gas Income Fund X-C, L.P.

                                (unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                         1996       1995

Reconciliation of net income to
 net cash provided by operating
  activities:

Net income                                          $   328,230    114,939

Adjustments to reconcile net income
 to net cash provided by operating
  activities:

    Depreciation, depletion and
     amortization                                       120,860    198,860
    Increase in receivables                             (26,165)      (853)
    Increase in payables                                  7,206     33,686
                                                        -------    -------
Net cash provided by operating
 activities                                         $   430,131    346,632
                                                        =======    =======

Supplemental schedule of noncash investing and financing activities:

  Sale of oil and gas properties included
   in accounts receivable                           $      -           500
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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended September 30, 1996 and 1995:

                                               Three Months
                                                  Ended         Percentage
                                               September 30,     Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   20.72     15.50        34%
Average price per mcf of gas             $    2.18      1.61        35%
Oil production in barrels                   12,400    16,900       (27%)
Gas production in mcf                       33,500    38,400       (13%)
Gross oil and gas revenue                $ 330,868   324,276         2%
Net oil and gas revenue                  $ 155,565   118,978        31%
Partnership distributions                $ 180,000   135,000        33%
Limited partner distributions            $ 162,000   121,500        33%
Per unit distribution to limited
 partners                                $   25.94     19.45        33%
Number of limited partner units              6,246     6,246

Revenues

The Partnership's oil and gas revenues increased to $330,868 from $324,276 for the quarters ended September 30, 1996 and 1995, respectively, an increase of 2%. The principal factors affecting the comparison of the quarters ended September 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995 by 34%, or $5.22 per barrel, resulting in an increase of approximately $88,200 in revenues. Oil sales represented 78% of total oil and gas sales during the quarter ended September 30, 1996 as compared to 81% during the quarter ended September 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 35%, or $.57 per mcf, resulting in an increase of approximately $21,900 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $110,100. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 4,500 barrels or 27% during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995, resulting in a decrease of approximately $93,200 in revenues.

    Gas production decreased approximately 4,900 mcf or 13% during the same period, resulting in a decrease of approximately $10,700 in revenues.

    The total decrease in revenues due to the change in production is approximately $103,900. The decrease is a result of property sales and downhole problems.

Costs and Expenses

Total costs and expenses decreased to $225,135 from $279,118 for the quarters ended September 30, 1996 and 1995, respectively, a decrease of 19%. The decrease is the result of lower lease operating costs and depletion expense, offset by an increase in general and administrative expense.

1. Lease operating costs and production taxes were 15% lower, or approximately $30,000 less during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995. The decrease is a result of property sales and workover cost incurred in 1995.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased less than 1% or approximately $10 during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995.

3. Depletion expense decreased to $39,000 for the quarter ended September 30, 1996 from $63,000 for the same period in 1995. This represents a decrease of 38%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Two factors that attributed to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995 and the increase in property sales.

B.  General Comparison of the Nine Month Periods Ended September 30, 1996 and
    1995

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1996 and 1995:


                                                Nine Months
                                                  Ended         Percentage
                                               September 30,     Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   19.28     16.27        19%
Average price per mcf of gas             $    2.28      1.47        55%
Oil production in barrels                   39,200    50,300       (22%)
Gas production in mcf                      101,500   127,100       (20%)
Gross oil and gas revenue                $ 987,545 1,006,575         2%
Net oil and gas revenue                  $ 479,092   347,197        38%
Partnership distributions                $ 452,952   379,890        19%
Limited partner distributions            $ 413,952   342,190        21%
Per unit distribution to limited
 partners                                $   66.27     54.79        21%
Number of limited partner units              6,246     6,246

Revenues

The Partnership's oil and gas revenues decreased to $987,545 from $1,006,575 for the nine months ended September 30, 1996 and 1995, respectively, a decrease of 2%. The principal factors affecting the comparison of the nine months ended September 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 by 19%, or $3.01 per barrel, resulting in an increase of approximately $151,400 in revenues. Oil sales represented 77% of total oil and gas sales during the nine months ended September 30, 1996 as compared to 81% during the nine months ended September 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 55%, or $.81 per mcf, resulting in an increase of approximately $103,000 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $254,400 . The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 11,100 barrels or 22% during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, resulting in a decrease of approximately $214,000 in revenues.

    Gas production decreased approximately 25,600 mcf or 20% during the same period, resulting in a decrease of approximately $58,400 in revenues.

    The total decrease in revenues due to the change in production is approximately $272,400. The decrease is a result of property sales and downhole problems.

Costs and Expenses

Total costs and expenses decreased to $664,745 from $893,434 for the nine months ended September 30, 1996 and 1995, respectively, a decrease of 26%. The decrease is the result of lower lease operating costs and depletion expense, offset by an increase in general and administrative expense.

1. Lease operating costs and production taxes were 23% lower, or approximately $151,000 less during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The decrease is a result of property sales and workover costs incurred in 1995.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $200 during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

3. Depletion expense decreased to $116,000 for the nine months ended September 30, 1996 from $194,000 for the same period in 1995. This represents a decrease of 40%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Three factors that attributed to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995, the increase in property sales and the decrease in oil and gas revenues.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $430,100 in the nine months ended September 30, 1996 as compared to approximately $346,600 in the nine months ended September 30, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $221,700 in the nine months ended September 30, 1996 as compared to approximately $9,800 in the nine months ended September 30, 1995. The principle source of the 1996 cash flow from investing activities was the sale of oil and gas properties, offset by the additions to oil and gas properties.

Cash flows used in financing activities were approximately $453,000 in the nine months ended September 30, 1996 as compared to approximately $379,900 in the nine months ended September 30, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1996 were $452,952 of which $413,952 was distributed to the limited partners and $39,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1996 was $66.27. Total distributions during the nine months ended September 30, 1995 were $379,890 of which $342,190 was distributed to the limited partners and $37,700 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1995 was $54.79.

The sources for the 1996 distributions of $452,952 were oil and gas operations of approximately $430,100 and the sale of oil and gas properties of approximately $227,800, offset by the additions to oil and gas properties of approximately $6,200, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1995 distributions of $379,890 were oil and gas operations of approximately $346,600 and the sale of oil and gas properties of approximately $21,700, offset by the additions to oil and gas properties of approximately $11,900, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $1,818,318 have been made to the partners. As of September 30, 1996, $1,653,494 or $264.73 per limited partner unit has been distributed to the limited partners, representing a 53% return of the capital contributed.

As of September 30, 1996, the Partnership had approximately $397,900 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities

           None

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matter to a Vote of Security Holders

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

         (a) Financial Data Schedule
         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

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

                                 SOUTHWEST OIL & GAS
                                 INCOME FUND X-C, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer
Date: November 15, 1996