Form 10-Q
period 1997-03-31
SOUTHWEST OIL & GAS INCOME FUND X-C LP
filed 1997-05-13
CIK 859907

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

                      PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three month period ended
March 31, 1997 are not necessarily indicative of the results that may be expected for the full year.

                 Southwest Oil & Gas Income Fund X-C, L.P.

                              Balance Sheets


                                                 March 31,     December 31,
                                                   1997           1996
                                                 ---------     ------------
                                                (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                    $    212,766       207,773
 Receivable from Managing General Partner          146,603       180,257
                                                 ---------     ---------
    Total current assets                           359,369       388,030
                                                 ---------     ---------
Oil and gas properties - using the
 full-cost method of accounting                  2,412,058     2,412,011
  Less accumulated depreciation,
   depletion and amortization                    1,673,496     1,644,496
                                                 ---------     ---------
    Net oil and gas properties                     738,562       767,515
                                                 ---------     ---------
Organization costs, net of amortization                  -             -
                                                 ---------     ---------
                                              $  1,097,931     1,155,545
                                                 =========     =========

  Liabilities and Partners' Equity

Current liabilities:
 Accounts payable                             $      5,150             -
 Distributions payable                                  74            91
                                                 ---------     ---------
    Total current liabilities                        5,224            91
                                                 ---------     ---------
Partners' equity:
 General partners                                   13,489        16,864
 Limited partners                                1,079,218     1,138,590
                                                 ---------     ---------
    Total partners' equity                       1,092,707     1,155,454
                                                 ---------     ---------
                                              $  1,097,931     1,155,545
                                                 =========     =========

                 Southwest Oil & Gas Income Fund X-C, L.P.

                         Statements of Operations
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----

  Revenues

Oil and gas                                         $   336,342    257,263
Interest                                                  1,714        805
                                                        -------    -------
                                                        338,056    258,068
                                                        -------    -------
  Expenses

Production                                              163,984    172,298
General and administrative                               16,319     15,809
Depreciation, depletion and amortization                 29,000     31,620
                                                        -------    -------
                                                        209,303    219,727
                                                        -------    -------
Net income                                          $   128,753     38,341
                                                        =======    =======
Net income allocated to:

 Managing General Partner                           $    14,198      6,296
                                                        =======    =======
  General partner                                   $     1,577        700
                                                        =======    =======
  Limited partners                                  $   112,978     31,345
                                                        =======    =======
   Per limited partner unit                         $     18.09       5.02
                                                        =======    =======

                 Southwest Oil & Gas Income Fund X-C, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----

Cash flows from operating activities:

  Cash from oil and gas sales                       $   386,915    312,663
  Cash paid to suppliers                               (192,072)  (194,156)
  Interest received                                       1,714        805
                                                        -------    -------
   Net cash provided by operating activities            196,557    119,312
                                                        -------    -------
Cash flows from investing activities:

  Additions to oil and gas properties                    (1,834)      (521)
  Sale of oil and gas properties                          1,787    225,549
                                                        -------    -------
   Net cash provided by (used in) investing
    activities                                              (47)   225,028
                                                        -------    -------
Cash flows used in financing activities:

  Distributions to partners                            (191,517)  (130,091)
                                                        -------    -------
Net increase in cash and cash equivalents                 4,993    214,249

  Beginning of period                                   207,773     34,680
                                                        -------    -------
  End of period                                     $   212,766    248,929
                                                        =======    =======

                                                                (continued)

                 Southwest Oil & Gas Income Fund X-C, L.P.

                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $   128,753     38,341

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               29,000     31,620
  Decrease in receivables                                50,573     55,400
  Decrease in payables                                  (11,769)    (6,049)
                                                        -------    -------
Net cash provided by operating activities           $   196,557    119,312
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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended March 31, 1997 and 1996.

                                               Three Months
                                                  Ended         Percentage
                                                 March 31,       Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   22.33     18.00      24%
Average price per mcf of gas              $    2.88      2.08      38%
Oil production in barrels                    10,900    11,100      (2%)
Gas production in mcf                        32,300    27,300      18%
Gross oil and gas revenue                 $ 336,342   257,263      31%
Net oil and gas revenue                   $ 172,358    84,965     103%
Partnership distributions                 $ 191,500   130,000      47%
Limited partner distributions             $ 172,350   120,500      43%
Per unit distribution to limited
 partners                                 $   27.59     19.29      43%
Number of limited partner units               6,246     6,246

Revenues

The Partnership's oil and gas revenues increased to $336,342 from $257,263 for the quarters ended March 31, 1997 and 1996, respectively, an increase of 31%. The principal factors affecting the comparison of the quarters ended March 31, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996 by 24%, or $4.33 per barrel, resulting in an increase of approximately $48,100 in revenues. Oil sales represented 72% of total oil and gas sales during the quarter ended March 31, 1997 as compared to 78% during the quarter ended March 31, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 38%, or $.80 per mcf, resulting in an increase of approximately $21,800 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $69,900. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 200 barrels or 2% during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996, resulting in a decrease of approximately $4,500 in revenues.

    Gas production increased approximately 5,000 mcf or 18% during the same period, resulting in an increase of approximately $14,400 in revenues.

    The net total increase in revenues due to the change in production is approximately $9,900.

Costs and Expenses

Total costs and expenses decreased to $209,303 from $219,727 for the quarters ended March 31, 1997 and 1996, respectively, a decrease of 5%. The decrease is the result of lower lease operating costs and depletion expense, offset by an increase in general and administrative expense.

1. Lease operating costs and production taxes were 5% lower, or approximately $8,300 less during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 3% or approximately $500 during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996.

3. Depletion expense decreased to $29,000 for the quarter ended March 31, 1997 from $30,000 for the same period in 1996. This represents a decrease of 3%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $196,600 in the quarter ended March 31, 1997 as compared to approximately $119,300 in the quarter ended March 31, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

Cash flows provided by or (used in) investing activities were approximately $(50) in the quarter ended March 31, 1997 as compared to approximately $225,000 in the quarter ended March 31, 1996. The principle use of the 1997 cash flow from investing activities was the additions to oil and gas properties, partially offset by the sale of oil and gas properties.

Cash flows used in financing activities were approximately $191,500 in the quarter ended March 31, 1997 as compared to approximately $130,100 in the quarter ended March 31, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 1997 were $191,500 of which $172,350 was distributed to the limited partners and $19,150 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1997 was $27.59. Total distributions during the quarter ended March 31, 1996 were $130,000 of which $120,500 was distributed to the limited partners and $9,500 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1996 was $19.29.

The sources for the 1997 distributions of $191,500 were oil and gas operations of approximately $196,600 and the sale of oil and gas properties of approximately $1,800, offset by additions to oil and gas properties of approximately $1,800, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1996 distributions of $130,000 were oil and gas operations of approximately $119,300 and the sale of oil and gas properties of approximately $225,500, offset by additions to oil and gas properties of approximately $500, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $2,197,318 have been made to the partners. As of March 31, 1997, $1,994,594 or $319.34 per limited partner unit has been distributed to the limited partners, representing a 64% return of the capital contributed.

As of March 31, 1997, the Partnership had approximately $354,100 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27  Financial Data Schedule

          (b)  Reports on Form 8-K:

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


Date:  May 15, 1997