Form 10-Q
period 1997-06-30
SOUTHWEST OIL & GAS INCOME FUND X-C LP
filed 1997-08-15
CIK 859907

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                      PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year.

                 Southwest Oil & Gas Income Fund X-C, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1997            1996
                                                ---------       ----------
                                               (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                   $    158,270         207,773
 Receivable from Managing General Partner         123,983         180,257
                                                ---------       ---------
    Total current assets                          282,253         388,030
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 2,417,634       2,412,011
  Less accumulated depreciation,
   depletion and amortization                   1,699,496       1,644,496
                                                ---------       ---------
    Net oil and gas properties                    718,138         767,515
                                                ---------       ---------
                                             $  1,000,391       1,155,545
                                                =========       =========
  Liabilities and Partners' Equity

Current liabilities:
 Accounts payable                            $        513               -
 Distributions payable                                 90              91
                                                ---------       ---------
    Total current liabilities                         603              91
                                                ---------       ---------
Partners' equity:
 General partners                                   6,797          16,864
 Limited partners                                 992,991       1,138,590
                                                ---------       ---------
    Total partners' equity                        999,788       1,155,454
                                                ---------       ---------
                                             $  1,000,391       1,155,545
                                                =========       =========

                 Southwest Oil & Gas Income Fund X-C, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended     Six Months Ended
                                       June 30,             June 30,
                                   1997       1996      1997       1996

  Revenues

Oil and gas                   $   292,075    399,414    628,416    656,677
Interest                            1,950      2,279      3,664      3,084
                                  -------    -------    -------    -------
                                  294,025    401,693    632,080    659,761
                                  -------    -------    -------    -------

  Expenses

Production                        163,474    160,852    327,458    333,150
General and administrative          9,470     10,410     25,788     26,220
Depreciation, depletion and
 amortization                      26,000     48,620     55,000     80,240
                                  -------    -------    -------    -------
                                  198,944    219,882    408,246    439,610
                                  -------    -------    -------    -------
Net income                    $    95,081    181,811    223,834    220,151
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $    10,897     20,739     25,095     27,035
                                  =======    =======    =======    =======
 General Partner              $     1,211      2,304      2,788      3,004
                                  =======    =======    =======    =======
 Limited Partners             $    82,973    158,768    195,951    190,112
                                  =======    =======    =======    =======
  Per limited partner unit    $     13.28      25.42      31.37      30.44
                                  =======    =======    =======    =======

                 Southwest Oil & Gas Income Fund X-C, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1997       1996

Cash flows from operating activities:

 Cash received from sale of oil and gas             $   694,625    636,314
 Cash paid to suppliers                                (362,668)  (364,828)
 Interest received                                        3,664      3,084
                                                        -------    -------
  Net cash provided by operating activities             335,621    274,570
                                                        -------    -------
Cash flows from investing activities:

 Additions to oil and gas properties                     (8,313)    (2,070)
 Cash received from sale of oil and gas
  properties                                              2,690    225,694
                                                        -------    -------
  Net cash provided by (used in) investing
   activities:                                           (5,623)   223,624
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                             (379,501)  (273,036)
                                                        -------    -------
Net increase (decrease) in cash and cash
 equivalents                                            (49,503)   225,158

 Beginning of period                                    207,773     34,680
                                                        -------    -------
 End of period                                      $   158,270    259,838
                                                        =======    =======

                                                                (continued)

                 Southwest Oil & Gas Income Fund X-C, L.P.

                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1997       1996

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $   223,834    220,151

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               55,000     80,240
  (Increase) decrease in receivables                     66,209    (20,363)
  Decrease in payables                                   (9,422)    (5,458)
                                                        -------    -------
Net cash provided by operating activities           $   335,621    274,570
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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended June 30, 1997 and 1996:

                                               Three Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   18.00     19.04        (5%)
Average price per mcf of gas             $    2.05      2.39       (14%)
Oil production in barrels                   12,300    15,600       (21%)
Gas production in mcf                       34,500    42,700       (19%)
Gross oil and gas revenue                $ 292,075   399,414       (27%)
Net oil and gas revenue                  $ 128,601   238,562       (46%)
Partnership distributions                $ 188,000   142,952        32%
Limited partner distributions            $ 169,200   131,452        29%
Per unit distribution to limited
 partners                                $   27.09     21.05        29%
Number of limited partner units              6,246     6,246

Revenues

The Partnership's oil and gas revenues decreased to $292,075 from $399,414 for the quarters ended June 30, 1997 and 1996, respectively, a decrease of 27%. The principal factors affecting the comparison of the quarters ended June 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996 by 5%, or $1.04 per barrel, resulting in a decrease of approximately $16,200 in revenues. Oil sales represented 76% of total oil and gas sales during the quarter ended June 30, 1997 as compared to 74% during the quarter ended June 30, 1996.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 14%, or $.34 per mcf, resulting in a decrease of approximately $14,500 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $30,700. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 3,300 barrels or 21% during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996, resulting in a decrease of approximately $59,400 in revenues.

    Gas production decreased approximately 8,200 mcf or 19% during the same period, resulting in a decrease of approximately $16,800 in revenues.

    The total decrease in revenues due to the change in production is approximately $76,200. The decline in production is primarily attributable to the accrual effect in the second quarter of 1996. The estimates made, for the quarter ended June 30, 1996, overstated actual production received thus skewing the comparative quarters of 1996 and 1997. When comparing the quarter ended June 30, 1997 to the actual production in the quarter ended June 30, 1996, oil production declined 400 barrels or 4% and gas production increased 1,100 mcf or 4%.

Costs and Expenses

Total costs and expenses decreased to $198,944 from $219,882 for the quarters ended June 30, 1997 and 1996, respectively, a decrease of 10%. The decrease is the result of lower general and administrative expense and depletion expense, partially offset by an increase in lease operating costs.

1. Lease operating costs and production taxes were 2% higher, or approximately $2,600 more during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 9% or approximately $900 during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996.

3. Depletion expense decreased to $26,000 for the quarter ended June 30, 1997 from $47,000 for the same period in 1996. This represents a decrease of 45%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1997 as compared to 1996 and the decrease in oil and gas revenues.

B.  General Comparison of the Six Month Periods Ended June 30, 1997 and 1996

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1997 and 1996:


                                                Six Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   19.70     18.61         6%
Average price per mcf of gas             $    2.40      2.27         6%
Oil production in barrels                   23,600    26,800       (12%)
Gas production in mcf                       68,100    70,000        (3%)
Gross oil and gas revenue                $ 628,416   656,677        (4%)
Net oil and gas revenue                  $ 300,958   323,527        (7%)
Partnership distributions                $ 379,500   272,952        39%
Limited partner distributions            $ 341,550   251,952        36%
Per unit distribution to limited
 partners                                $   54.68     40.34        36%
Number of limited partner units              6,246     6,246

Revenues

The Partnership's oil and gas revenues decreased to $628,416 from $656,677 for the six months ended June 30, 1997 and 1996, respectively, a decrease of 4%. The principal factors affecting the comparison of the six months ended June 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 by 6%, or $1.09 per barrel, resulting in an increase of approximately $29,200 in revenues. Oil sales represented 74% of total oil and gas sales during the six months ended June 30, 1997 as compared to 76% during the six months ended June 30, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 6%, or $.13 per mcf, resulting in an increase of approximately $9,100 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $38,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 3,200 barrels or 12% during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, resulting in a decrease of approximately $63,000 in revenues.

    Gas production decreased approximately 1,900 mcf or 3% during the same period, resulting in a decrease of approximately $4,600 in revenues.

    The total decrease in revenues due to the change in production is approximately $67,600. The decline in production is primarily attributable to property sales in 1996 and the natural decline in oil and gas production. Since the Partnership does not drill or purchase oil and gas properties, it is normal to expect production to continue to decline over the remaining life of the wells.

Costs and Expenses

Total costs and expenses decreased to $408,246 from $439,610 for the six months ended June 30, 1997 and 1996, respectively, a decrease of 7%. The decrease is the result of a decline in lease operating costs, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 2% lower, or approximately $5,700 less during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $400 during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

3. Depletion expense decreased to $55,000 for the six months ended June 30, 1997 from $77,000 for the same period in 1996. This represents a decrease of 29%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1997 as compared to 1996 and the decrease in oil and gas revenues.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $335,600 in the six months ended June 30, 1997 as compared to approximately $274,600 in the six months ended June 30, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

Cash flows provided by or (used in) investing activities were approximately $(5,600) in the six months ended June 30, 1997 as compared to approximately $223,600 in the six months ended June 30, 1996. The principle use of the 1997 cash flow from investing activities was the additions to oil and gas properties, partially offset by the sale of oil and gas properties.

Cash flows used in financing activities were approximately $379,500 in the six months ended June 30, 1997 as compared to approximately $273,000 in the six months ended June 30, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1997 were $379,500 of which $341,550 was distributed to the limited partners and $37,950 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1997 was $54.68. Total distributions during the six months ended June 30, 1996 were $272,952 of which $251,952 was distributed to the limited partners and $21,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1996 was $40.34.

The source for the 1997 distributions of $379,500 was oil and gas operations of approximately $335,600, partially offset by the net change in oil and gas properties of approximately $5,600, with the balance from available cash on hand at the beginning of the period. The sources for the 1996 distributions of $272,952 were oil and gas operations of approximately $274,600 and the net change in oil and gas properties of approximately $223,600, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $2,385,318 have been made to the partners. As of June 30, 1997, $2,163,794 or $346.43 per limited partner unit has been distributed to the limited partners, representing a 69% return of the capital contributed.

As of June 30, 1997, the Partnership had approximately $281,700 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27 Financial Data Schedule

          (b)  Reports on Form 8-K:

               On June 12, 1997, the Partnership filed Form 8-K and on June 24, 1997, the Partnership filed Form 8-K Amended, with respect to Item 4, Changes in Registrant's Certifying Accountant.

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

                                 SOUTHWEST OIL & GAS
                                 INCOME FUND X-C, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer
Date: August 15, 1997