Form 10-Q
period 1997-09-30
SOUTHWEST OIL & GAS INCOME FUND X-C LP
filed 1997-11-14
CIK 859907

Page 14 of 14
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________

Commission file number 0-20299

               SOUTHWEST OIL AND GAS 1990-91 INCOME PROGRAM
                Southwest Oil and Gas Income Fund X-C, L.P.
                  (Exact name of registrant as specified
                   in its limited partnership agreement)

Delaware                                          75-2374445
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

                       407 N. Big Spring, Suite 300
                  _________Midland, Texas 79701_________
                 (Address of principal executive offices)

                      ________(915) 686-9927________
                      (Registrant's telephone number,
                           including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes __X__ No _____

         The total number of pages contained in this report is 14.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil and Gas Income Fund X-C, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   1997           1996
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $   70,749        207,773
 Receivable from Managing General Partner         122,341        180,257
---------                                      ---------
     Total current assets                         193,090        388,030
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 2,420,562      2,412,011
  Less accumulated depreciation,
   depletion and amortization                   1,724,496      1,644,496
                                                ---------      ---------
     Net oil and gas properties                   696,066        767,515
                                                ---------      ---------
                                               $  889,156      1,155,545
                                                =========      =========

Liabilities and Partners' Equity

Current liability - Distribution payable       $       71             91
                                                ---------      ---------
Partners' equity
 General partners                                 (1,773)         16,864
 Limited partners                                 890,858      1,138,590
                                                ---------      ---------
     Total partners' equity                       889,085      1,155,454
                                                ---------      ---------
                                               $  889,156      1,155,545
                                                =========      =========

                Southwest Oil and Gas Income Fund X-C, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  1997      1996        1997      1996

Revenues

Oil and gas                  $   274,504   330,868     902,921   987,545
Interest                           1,290     2,346       4,954     5,430
                                 -------   -------     -------   -------
                                 275,794   333,214     907,875   992,975
                                 -------   -------     -------   -------
Expenses

Production                       163,411   175,303     490,870   508,453
General and administrative         9,087     9,212      34,874    35,432
Depreciation, depletion and
 amortization                     25,000    40,620      80,000   120,860
                                 -------   -------     -------   -------
197,498                225,135   605,744   664,745
                                 -------   -------     -------   -------
Net income                   $    78,296   108,079     302,131   328,230
                                 =======   =======     =======   =======



Net income allocated to:

 Managing General Partner    $     9,297    13,383      34,392    40,418
                                 =======   =======     =======   =======
 General Partner             $     1,033     1,487       3,821     4,491
                                 =======   =======     =======   =======
 Limited Partners            $    67,966    93,209     263,918   283,321
                                 =======   =======     =======   =======
  Per limited partner unit   $     10.88     14.92       42.25     45.36
                                 =======   =======     =======   =======

                Southwest Oil and Gas Income Fund X-C, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1997       1996
Cash flows from operating activities

 Cash received from oil and gas sales              $  964,127    961,380
 Cash paid to suppliers                             (529,034)  (536,679)
 Interest received                                      4,954      5,430
                                                      -------    -------
  Net cash provided by operating activities           440,047    430,131
                                                      -------    -------
Cash flows from investing activities

 Additions to oil and gas properties                 (11,358)    (6,164)
 Cash received from sale of oil and gas
  property interest                                     2,807    227,845
                                                      -------    -------
  Net cash provided by (used in) investing activities            (8,551)
221,681
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                          (568,520)  (453,030)
                                                      -------    -------
Net increase (decrease) in cash and cash
 equivalents                                        (137,024)    198,782

 Beginning of period                                  207,773     34,680
                                                      -------    -------
 End of period                                     $   70,749    233,462
=======                                            =======

                                                             (continued)

                Southwest Oil and Gas Income Fund X-C, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1997       1996
Reconciliation of net income to net cash provided by operating activities

Net income                                         $  302,131    328,230

Adjustments to reconcile net income to net cash provided by operating activities

 Depreciation, depletion and amortization              80,000    120,860
 (Increase) decrease in receivables                    61,206   (26,165)
 Increase (decrease) in payables                      (3,290)      7,206
                                                    ---------  ---------
Net cash provided by operating activities          $  440,047    430,131
                                                    =========  =========

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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended September 30, 1997 and 1996:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1997      1996   (Decrease)

Average price per barrel of oil            $   17.23     20.72    (17%)
Average price per mcf of gas               $    2.46      2.18      13%
Oil production in barrels                     11,400    12,400     (8%)
Gas production in mcf                         31,700    33,500     (5%)
Gross oil and gas revenue                  $ 274,504   330,868    (17%)
Net oil and gas revenue                    $ 111,093   155,565    (29%)
Partnership distributions                  $ 189,000   180,000       5%
Limited partner distributions              $ 170,100   162,000       5%
Per unit distribution to limited partners  $   27.23     25.94       5%
Number of limited partner units                6,246     6,246


Revenues

The Partnership's oil and gas revenues decreased to $274,504 from $330,868 for the quarters ended September 30, 1997 and 1996, respectively, a decrease of 17%. The principal factors affecting the comparison of the quarters ended September 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996 by 17%, or $3.49 per barrel, resulting in a decrease of approximately $43,300 in revenues. Oil sales represented 72% of total oil and gas sales during the quarter ended September 30, 1997 as compared to 78% during the quarter ended September 30, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 13%, or $.28 per mcf, resulting in an increase of approximately $9,400 in revenues.

    The net total decrease in revenues due to the change in prices received from oil and gas production is approximately $33,900. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,000 barrels or 8% during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996, resulting in a decrease of approximately $17,200 in revenues.

    Gas production decreased approximately 1,800 mcf or 5% during the same period, resulting in a decrease of approximately $4,400 in revenues.

    The total decrease in revenues due to the change in production is approximately $21,600.

Costs and Expenses

Total costs and expenses decreased to $197,498 from $225,135 for the quarters ended September 30, 1997 and 1996, respectively, a decrease of 12%. The decrease is the result of lower lease operating costs, general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 7% lower, or approximately $11,900 less during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $100 during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996.

3. Depletion expense decreased to $25,000 for the quarter ended September 30, 1997 from $39,000 for the same period in 1996. This represents a decrease of 36%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996 and the decline in gross oil and gas revenues.

B.   General Comparison of the Nine Month Periods Ended September 30,  1997
and 1996

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1997 and 1996:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1997      1996   (Decrease)

Average price per barrel of oil            $   18.89     19.28     (2%)
Average price per mcf of gas               $    2.42      2.28       6%
Oil production in barrels                     35,000    39,200    (11%)
Gas production in mcf                         99,800   101,500     (2%)
Gross oil and gas revenue                  $ 902,921   987,545     (9%)
Net oil and gas revenue                    $ 412,051   479,092    (14%)
Partnership distributions                  $ 568,500   452,952      26%
Limited partner distributions              $ 511,650   413,952      24%
Per unit distribution to limited partners  $   81.92     66.27      24%
Number of limited partner units                6,246     6,246

Revenues

The Partnership's oil and gas revenues decreased to $902,921 from $987,545 for the nine months ended September 30, 1997 and 1996, respectively, a decrease of 9%. The principal factors affecting the comparison of the nine months ended September 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 by 2%, or $.39 per barrel, resulting in a decrease of approximately $15,300 in revenues. Oil sales represented 73% of total oil and gas sales during the nine months ended September 30, 1997 as compared to 77% during the nine months ended September 30, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 6%, or $.14 per mcf, resulting in an increase of approximately $14,200 in revenues.

    The net total decrease in revenues due to the change in prices received from oil and gas production is approximately $1,100. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 4,200 barrels or 11% during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996, resulting in a decrease of approximately $79,300 in revenues.

    Gas production decreased approximately 1,700 mcf or 2% during the same period, resulting in a decrease of approximately $4,100 in revenues.

    The total decrease in revenues due to the change in production is approximately $83,400.

Costs and Expenses

Total costs and expenses decreased to $605,744 from $664,745 for the nine months ended September 30, 1997 and 1996, respectively, a decrease of 9%. The decrease is the result of lower lease operating costs, general and administrative expense and depletion expense.

1. Lease   operating  costs  and  production  taxes  were  3%   lower,   or
   approximately $17,600 less during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $600 during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

3. Depletion expense decreased to $80,000 for the nine months ended September 30, 1997 from $116,000 for the same period in 1996. This represents a decrease of 31%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996 and the decline in gross oil and gas revenues.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $440,000 in the nine months ended September 30, 1997 as compared to approximately $430,100 in the nine months ended September 30, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

Cash flows provided by or (used in) investing activities were approximately ($8,600) in the nine months ended September 30, 1997 as compared to approximately $221,700 in the nine months ended September 30, 1996. The principle use of the 1997 cash flow from investing activities was the change in oil and gas properties.

Cash flows used in financing activities were approximately $568,500 in the nine months ended September 30, 1997 as compared to approximately $453,000 in the nine months ended September 30, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1997 were $568,500 of which $511,650 was distributed to the limited partners and $56,850 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1997 was $81.92. Total distributions during the nine months ended September 30, 1996 were $452,952 of which $413,952 was distributed to the limited partners and $39,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1996 was $66.27.

The source for the 1997 distributions of $568,500 was oil and gas operations of approximately $440,000, partially offset by a change in oil and gas property of approximately $8,600, with the balance from available cash on hand at the beginning of the period. The sources for the 1996 distributions of $452,952 were oil and gas operations of approximately $430,100 and the change in oil and gas property of approximately $221,700, resulting in excess cash for contingencies or subsequent distribution.

Since inception of the Partnership, cumulative monthly cash distributions of $2,574,318 have been made to the partners. As of September 30, 1997, $2,333,894 or $373.66 per limited partner unit has been distributed to the limited partners, representing a 75% return of the capital contributed.

As of September 30, 1997, the Partnership had approximately $193,000 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matter to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)Exhibits:

             27 Financial Data Schedule

         (b) No reports on form 8-K were filed during the quarter for which this report is filed.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Southwest Oil and Gas Income Fund X-C,
                                   L.P.
                                   a Delaware limited partnership


By:                                Southwest Royalties, Inc.
Managing General Partner


                                   By:  /s/ Bill E. Coggin
                                        ------------------------------
                                        Bill E. Coggin, Vice President
and Chief Financial Officer

Date:     November 15, 1997