Form 10-Q
period 1998-03-31
SOUTHWEST OIL & GAS INCOME FUND X-C LP
filed 1998-05-14
CIK 859907

13 of 13

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

                            Yes   X   No

        The total number of pages contained in this report is 13.

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund X-C, L.P.

                              Balance Sheets


                                                 March 31,    December 31,
                                                    1998          1997
                                                 ---------    ------------
                                                (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                    $      5,558         9,123
 Receivable from Managing General Partner           93,228       140,208
 Other Receivable                                        -         1,700
                                                 ---------     ---------
    Total current assets                            98,786       151,031
                                                 ---------     ---------
Oil and gas properties - using the
 full-cost method of accounting                  2,419,881     2,418,082
  Less accumulated depreciation,
   depletion and amortization                    1,826,496     1,798,496
                                                 ---------     ---------
    Net oil and gas properties                     593,385       619,586
                                                 ---------     ---------
                                              $    692,171       770,617
                                                 =========     =========

  Liabilities and Partners' Equity

Current liabilities:
 Accounts payable                             $      7,954             -
 Distributions payable                                 285           116
                                                 ---------     ---------
    Total current liabilities                        8,239           116
                                                 ---------     ---------
Partners' equity:
 General partners                                 (12,088)       (6,231)
 Limited partners                                  696,020       776,732
                                                 ---------     ---------
    Total partners' equity                         683,932       770,501
                                                 ---------     ---------
                                              $    692,171       770,617
                                                 =========     =========

                Southwest Oil & Gas Income Fund X-C, L.P.

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1998      1997
                                                          ----      ----
  Revenues

Oil and gas                                         $   202,161    336,342
Interest                                                    434      1,714
                                                        -------    -------
                                                        202,595    338,056
                                                        -------    -------
  Expenses

Production                                              159,104    163,984
General and administrative                               17,060     16,319
Depreciation, depletion and amortization                 28,000     29,000
                                                        -------    -------
                                                        204,164    209,303
                                                        -------    -------
Net income (loss)                                   $   (1,569)    128,753
                                                        =======    =======
Net income (loss) allocated to:

 Managing General Partner                           $     2,379     14,198
                                                        =======    =======
  General partner                                   $       264      1,577
                                                        =======    =======
  Limited partners                                  $   (4,212)    112,978
                                                        =======    =======
   Per limited partner unit                         $     (.67)      18.09
                                                        =======    =======

                Southwest Oil & Gas Income Fund X-C, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1998      1997
                                                          ----      ----
Cash flows from operating activities:

  Cash from oil and gas sales                       $   261,878    386,915
  Cash paid to suppliers                              (179,247)  (192,072)
  Interest received                                         434      1,714
                                                        -------    -------
   Net cash provided by operating activities             83,065    196,557
                                                        -------    -------
Cash flows from investing activities:

  Additions to oil and gas properties                   (4,034)    (1,834)
  Sale of oil and gas properties                          2,235      1,787
                                                        -------    -------
   Net cash used in investing activities                (1,799)       (47)
                                                        -------    -------
Cash flows used in financing activities:

  Distributions to partners                            (84,831)  (191,517)
                                                        -------    -------
Net (decrease) increase in cash and cash
 equivalents                                            (3,565)      4,993

  Beginning of period                                     9,123    207,773
                                                        -------    -------
  End of period                                     $     5,558    212,766
                                                        =======    =======

                                                               (continued)

                Southwest Oil & Gas Income Fund X-C, L.P.

                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1998      1997
                                                          ----      ----
Reconciliation of net income to net
 cash provided by operating activities:

Net income (loss)                                   $   (1,569)    128,753

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               28,000     29,000
  Decrease in receivables                                59,717     50,573
  Decrease in payables                                  (3,083)   (11,769)
                                                        -------    -------
Net cash provided by operating activities           $    83,065    196,557
                                                        =======    =======

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 1998, and for the three months ended March 31, 1998, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997.

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

Based on current conditions, management anticipates performing workovers during the next few years to enhance production. The Partnership could possibly experience the following changes; a little less than normal decline in 1998 and thereafter, experience a low decline.

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended March 31, 1998 and 1997.

                                               Three Months
                                                  Ended         Percentage
                                                March 31,        Increase
                                              1998      1997    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   12.04     22.33     (46%)
Average price per mcf of gas              $    2.26      2.88     (22%)
Oil production in barrels                    11,300    10,900        4%
Gas production in mcf                        29,300    32,300      (9%)
Gross oil and gas revenue                 $ 202,161   336,342     (40%)
Net oil and gas revenue                   $  43,057   172,358     (75%)
Partnership distributions                 $  85,000   191,500     (56%)
Limited partner distributions             $  76,500   172,350     (56%)
Per unit distribution to limited
 partners                                 $   12.25     27.59     (56%)
Number of limited partner units               6,246     6,246

Revenues

The Partnership's oil and gas revenues decreased to $202,161 from $336,342 for the quarters ended March 31, 1998 and 1997, respectively, a decrease of 40%. The principal factors affecting the comparison of the quarters ended March 31, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997 by 46%, or $10.29 per barrel, resulting in a decrease of approximately $112,200 in revenues. Oil sales represented 67% of total oil and gas sales during the quarter ended March 31, 1998 as compared to 72% during the quarter ended March 31, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 22%, or $.62 per mcf, resulting in a decrease of approximately $20,000 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $132,200. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 400 barrels or 4% during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997, resulting in an increase of approximately $4,800 in revenues.

    Gas production decreased approximately 3,000 mcf or 9% during the same period, resulting in a decrease of approximately $6,800 in revenues.

    The net total decrease in revenues due to the change in production is approximately $2,000.

Costs and Expenses

Total costs and expenses decreased to $204,164 from $209,303 for the quarters ended March 31, 1998 and 1997, respectively, a decrease of 2%. The decrease is the result of lower lease operating costs and depletion expense, offset by an increase in general and administrative expense.

1.  Lease   operating  costs  and  production  taxes  were  3%  lower,   or
    approximately $4,900 less during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 5% or approximately $700 during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997.

3. Depletion expense decreased to $28,000 for the quarter ended March 31, 1998 from $29,000 for the same period in 1997. This represents a decrease of 3%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $83,100 in the quarter ended March 31, 1998 as compared to approximately $196,600 in the quarter ended March 31, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $1,800 in the quarter ended March 31, 1998 as compared to approximately $50 in the quarter ended March 31, 1997. The principle use of the 1998 cash flow from investing activities was the additions to oil and gas properties, partially offset by the sale of oil and gas properties.

Cash flows used in financing activities were approximately $85,000 in the quarter ended March 31, 1998 as compared to approximately $191,500 in the quarter ended March 31, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 1998 were $85,000 of which $76,500 was distributed to the limited partners and $8,500 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1998 was $12.25. Total distributions during the quarter ended March 31, 1997 were $191,500 of which $172,350 was distributed to the limited partners and $19,150 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1997 was $27.59.

The sources for the 1998 distributions of $85,000 were oil and gas operations of approximately $83,100 and the sale of oil and gas properties of approximately $2,200, offset by additions to oil and gas properties of approximately $4,000, with the balance from available cash on hand at the beginning of the period. The sources for the 1997 distributions of $191,500 were oil and gas operations of approximately $196,600 and the sale of oil and gas properties of approximately $1,800, offset by additions to oil and gas properties of approximately $1,800, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $2,821,318 have been made to the partners. As of March 31, 1998, $2,556,194 or $409.25 per limited partner unit has been distributed to the limited partners, representing a 82% return of the capital contributed.

As of March 31, 1998, the Partnership had approximately $90,500 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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


Date:  May 15, 1998