Form 10-Q
period 1998-06-30
SOUTHWEST OIL & GAS INCOME FUND X-C LP
filed 1998-08-13
CIK 859907

12 of 14
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund X-C, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1998            1997
                                                ---------      ------------
                                               (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                   $      7,111           9,123
 Receivable from Managing General Partner          70,300         140,208
 Other receivable                                       -           1,700
                                                ---------       ---------
    Total current assets                           77,411         151,031
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 2,422,171       2,418,082
  Less accumulated depreciation,
   depletion and amortization                   1,857,496       1,798,496
                                                ---------       ---------
    Net oil and gas properties                    564,675         619,586
                                                ---------       ---------
                                             $    642,086         770,617
                                                =========       =========
  Liabilities and Partners' Equity

Current liability - Distributions payable    $        207             116
                                                ---------       ---------
Partners' equity:
 General partners                                (13,193)         (6,231)
 Limited partners                                 655,072         776,732
                                                ---------       ---------
    Total partners' equity                        641,879         770,501
                                                ---------       ---------
                                             $    642,086         770,617
                                                =========       =========

                Southwest Oil & Gas Income Fund X-C, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    1998      1997        1998      1997

  Revenues

Oil and gas                   $   168,362    292,075    370,523    628,416
Interest                              397      1,950        831      3,664
                                  -------    -------    -------    -------
                                  168,759    294,025    371,354    632,080
                                  -------    -------    -------    -------

  Expenses

Production                        131,472    163,474    290,576    327,458
General and administrative         12,340      9,470     29,400     25,788
Depreciation, depletion and
 amortization                      31,000     26,000     59,000     55,000
                                  -------    -------    -------    -------
                                  174,812    198,944    378,976    408,246
                                  -------    -------    -------    -------
Net income (loss)             $   (6,053)     95,081    (7,622)    223,834
                                  =======    =======    =======    =======
Net income (loss) allocated to:

 Managing General Partner     $     2,245     10,897      4,624     25,095
                                  =======    =======    =======    =======
 General Partner              $       250      1,211        514      2,788
                                  =======    =======    =======    =======
 Limited Partners             $   (8,548)     82,973   (12,760)    195,951
                                  =======    =======    =======    =======
  Per limited partner unit    $    (1.37)      13.28     (2.04)      31.37
                                  =======    =======    =======    =======

                Southwest Oil & Gas Income Fund X-C, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1998      1997

Cash flows from operating activities:

 Cash received from sale of oil and gas             $   454,363    694,625
 Cash paid to suppliers                               (333,908)  (362,668)
 Interest received                                          831      3,664
                                                        -------    -------
  Net cash provided by operating activities             121,286    335,621
                                                        -------    -------
Cash flows from investing activities:

 Additions to oil and gas properties                    (4,089)    (8,313)
 Cash received from sale of oil and gas
  properties                                              1,700      2,690
                                                        -------    -------
  Net cash used in investing activities:                (2,389)    (5,623)
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                            (120,909)  (379,501)
                                                        -------    -------
Net decrease in cash and cash equivalents               (2,012)   (49,503)

 Beginning of period                                      9,123    207,773
                                                        -------    -------
 End of period                                      $     7,111    158,270
                                                        =======    =======
                                                               (continued)

                Southwest Oil & Gas Income Fund X-C, L.P.

                               (unaudited)

                                                        Six Months Ended
                                                             June 30,
                                                          1998      1997
Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                                   $   (7,622)    223,834

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Depreciation, depletion and amortization               59,000     55,000
  Decrease in receivables                                83,840     66,209
  Decrease in payables                                 (13,932)    (9,422)
                                                        -------    -------
Net cash provided by operating activities           $   121,286    335,621
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

Based  on  current  conditions, management does not  anticipate  performing
workovers  in  1998.   The  Partnership could  possibly  experience  a  low
decline.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 1998, the net capitalized costs did not exceed the estimated present value of the oil and gas reserves. A continuation of the oil price environment experienced during the first half of 1998 will have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended June 30, 1998 and 1997:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1998       1997    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    11.28     18.00    (37%)
Average price per mcf of gas             $     1.62      2.05    (21%)
Oil production in barrels                    11,200    12,300     (9%)
Gas production in mcf                        25,900    34,500    (25%)
Gross oil and gas revenue                $  168,362   292,075    (42%)
Net oil and gas revenue                  $   36,890   128,601    (71%)
Partnership distributions                $   36,000   188,000    (81%)
Limited partner distributions            $   32,400   169,200    (81%)
Per unit distribution to limited
 partners                                $     5.19     27.09    (81%)
Number of limited partner units               6,246     6,246

Revenues

The Partnership's oil and gas revenues decreased to $168,362 from $292,075 for the quarters ended June 30, 1998 and 1997, respectively, a decrease of 42%. The principal factors affecting the comparison of the quarters ended June 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997 by 37%, or $6.72 per barrel, resulting in a decrease of approximately $82,700 in revenues. Oil sales represented 75% of total oil and gas sales during the quarter ended June 30, 1998 as compared to 76% during the quarter ended June 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 21%, or $.43 per mcf, resulting in a decrease of approximately $14,800 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $97,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,100 barrels or 9% during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997, resulting in a decrease of approximately $12,400 in revenues.

    Gas production decreased approximately 8,600 mcf or 25% during the same period, resulting in a decrease of approximately $13,900 in revenues.

    The total decrease in revenues due to the change in production is approximately $26,300. The decrease in production is due to natural decline.

Costs and Expenses

Total costs and expenses decreased to $174,812 from $198,944 for the quarters ended June 30, 1998 and 1997, respectively, a decrease of 12%. The decrease is the result of lower lease operating expense, partially offset by an increase in general and administrative and depletion expense.

1.  Lease  operating  costs  and  production  taxes  were  20%  lower,   or
    approximately $32,000 less during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 30% or approximately $2,900 during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997. Increase in general and administrative costs are the result of higher accounting fees due to the necessity of contracting out preparation of tax depletion and K-1 schedules.

3. Depletion expense increased to $31,000 for the quarter ended June 30, 1998 from $26,000 for the same period in 1997. This represents an increase of 19%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for January 1, 1998 as compared to 1997.

B.   General  Comparison of the Six Month Periods Ended June 30,  1998  and
1997

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1998 and 1997:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1998       1997    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    11.66     19.70    (41%)
Average price per mcf of gas             $     1.96      2.40    (18%)
Oil production in barrels                    22,500    23,600     (5%)
Gas production in mcf                        55,200    68,100    (19%)
Gross oil and gas revenue                $  370,523   628,416    (41%)
Net oil and gas revenue                  $   79,947   300,958    (73%)
Partnership distributions                $  121,000   379,500    (68%)
Limited partner distributions            $  108,900   341,550    (68%)
Per unit distribution to limited
 partners                                $    17.44     54.68    (68%)
Number of limited partner units               6,246     6,246

Revenues

The Partnership's oil and gas revenues decreased to $370,523 from $628,416 for the six months ended June 30, 1998 and 1997, respectively, a decrease of 41%. The principal factors affecting the comparison of the six months ended June 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 by 41%, or $8.04 per barrel, resulting in a decrease of approximately $189,700 in revenues. Oil sales represented 71% of total oil and gas sales during the six months ended June 30, 1998 as compared to 74% during the six months ended June 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 18%, or $.44 per mcf, resulting in a decrease of approximately $30,000 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $219,700. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,100 barrels or 5% during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, resulting in a decrease of approximately $12,800 in revenues.

    Gas production decreased approximately 12,900 mcf or 19% during the same period, resulting in a decrease of approximately $25,300 in revenues.

    The total decrease in revenues due to the change in production is approximately $38,100.

Costs and Expenses

Total costs and expenses decreased to $378,976 from $408,246 for the six months ended June 30, 1998 and 1997, respectively, a decrease of 7%. The decrease is the result of a decline in lease operating costs, partially offset by an increase in general and administrative expense and depletion expense.

1.  Lease  operating  costs  and  production  taxes  were  11%  lower,   or
    approximately $36,900 less during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 14% or approximately $3,600 during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

3. Depletion expense increased to $59,000 for the six months ended June 30, 1998 from $55,000 for the same period in 1997. This represents an increase of 7%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for January 1, 1998 as compared to 1997.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $121,200 in the six months ended June 30, 1998 as compared to approximately $335,600 in the six months ended June 30, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $2,400 in the six months ended June 30, 1998 as compared to approximately $5,600 in the six months ended June 30, 1997. The principle use of the 1998 cash flow from investing activities was the additions to oil and gas properties.

Cash flows used in financing activities were approximately $121,000 in the six months ended June 30, 1998 as compared to approximately $379,500 in the six months ended June 30, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1998 were $121,000 of which $108,900 was distributed to the limited partners and $12,100 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1998 was $17.44. Total distributions during the six months ended June 30, 1997 were $379,500 of which $341,550 was distributed to the limited partners and $37,950 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1997 was $54.68.

The  source  for  the  1998  distributions of $121,000  were  oil  and  gas operations of approximately $121,200. The source for the 1997 distributions of $379,500 was oil and gas operations of approximately $335,600, partially offset by the net change in oil and gas properties of approximately $5,600, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $2,857,318 have been made to the partners. As of June 30, 1998, $2,588,594 or $414.44 per limited partner unit has been distributed to the limited partners, representing a 83% return of the capital contributed.

As of June 30, 1998, the Partnership had approximately $77,200 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits:

               27 Financial Data Schedule

               (b)  Reports on Form 8-K:

                     No  reports on Form 8-K were filed during the  quarter
               ended June 30, 1998.

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

                                 SOUTHWEST OIL & GAS
                                 INCOME FUND X-C, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice
                                       President
                                       and Chief Financial Officer
Date: August 15, 1998