Form 10-Q
period 1998-09-30
SOUTHWEST OIL & GAS INCOME FUND X-C LP
filed 1998-11-12
CIK 859907

Page 13 of 14
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                            Yes __X__ No _____

         The total number of pages contained in this report is 15.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil and Gas Income Fund X-C, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   1998           1997
                                              -------------   ------------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $   13,765          9,123
 Receivable from Managing General Partner          55,019        140,208
 Other receivable                                       -          1,700
                                                ---------      ---------
     Total current assets                          68,784        151,031
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 2,422,836      2,418,082
  Less accumulated depreciation,
   depletion and amortization                   1,877,496      1,798,496
                                                ---------      ---------
     Net oil and gas properties                   545,340        619,586
                                                ---------      ---------
                                               $  614,124        770,617
                                                =========      =========

Liabilities and Partners' Equity

Current liability - Distribution payable       $      238            116
                                                ---------      ---------
Partners' equity
 General partners                                (13,993)        (6,231)
 Limited partners                                 627,879        776,732
                                                ---------      ---------
     Total partners' equity                       613,886        770,501
                                                ---------      ---------
                                               $  614,124        770,617
                                                =========      =========

                Southwest Oil and Gas Income Fund X-C, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  1998      1997        1998      1997
                                  ----      ----        ----      ----
Revenues

Oil and gas                  $   168,039   274,504     538,562   902,921
Interest                             280     1,290       1,111     4,954
                                 -------   -------     -------   -------
                                 168,319   275,794     539,673   907,875
                                 -------   -------     -------   -------
Expenses

Production                       142,477   163,411     433,053   490,870
General and administrative        12,334     9,087      41,735    34,874
Depreciation, depletion and
 amortization                     20,000    25,000      79,000    80,000
                                 -------   -------     -------   -------
174,811                197,498   553,788   605,744
                                 -------   -------     -------   -------
Net income (loss)            $   (6,492)    78,296    (14,115)   302,131
                                 =======   =======     =======   =======



Net income (loss) allocated to:

 Managing General Partner    $     1,216     9,297       5,840    34,392
                                 =======   =======     =======   =======
 General Partner             $       135     1,033         649     3,821
                                 =======   =======     =======   =======
 Limited Partners            $   (7,843)    67,966    (20,604)   263,918
                                 =======   =======     =======   =======
  Per limited partner unit   $    (1.26)     10.88       (3.30)    42.25
                                 =======   =======     =======   =======

                Southwest Oil and Gas Income Fund X-C, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1998       1997
                                                       ----       ----
Cash flows from operating activities

 Cash received from oil and gas sales              $  629,917    964,127
 Cash paid to suppliers                             (480,954)  (529,034)
 Interest received                                      1,111      4,954
                                                      -------    -------
  Net cash provided by operating activities           150,074    440,047
                                                      -------    -------
Cash flows from investing activities

 Additions to oil and gas properties                  (7,332)   (11,358)
 Cash received from sale of oil and gas
  property interest                                     4,278      2,807
                                                      -------    -------
  Net cash used in investing activities               (3,054)    (8,551)
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                          (142,378)  (568,520)
                                                      -------    -------
Net increase (decrease) in cash and cash
 equivalents                                            4,642  (137,024)

 Beginning of period                                    9,123    207,773
                                                      -------    -------
 End of period                                     $   13,765     70,749
                                                      =======    =======

                                                             (continued)

                Southwest Oil and Gas Income Fund X-C, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1998       1997
                                                       ----       ----
Reconciliation of net income (loss) to net cash provided by operating activities

Net income (loss)                                  $ (14,115)    302,131

Adjustments to reconcile net income (loss) to net cash provided by operating activities

 Depreciation, depletion and amortization              79,000     80,000
 Decrease in receivables                               91,355     61,206
 Decrease in payables                                 (6,166)    (3,290)
                                                    ---------  ---------
Net cash provided by operating activities          $  150,074    440,047
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

Based on current conditions, management does not anticipate performing workovers during 1998. The Partnership could possibly experience a low decline.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 1998, the net capitalized costs did not exceed the estimated present value of the oil and gas reserves. A continuation of the oil price environment experienced during the first three quarters of 1998 will have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended September 30, 1998 and 1997:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1998      1997   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   10,43     17.23    (39%)
Average price per mcf of gas               $    2,44      2.46     (1%)
Oil production in barrels                     10,000    11,400    (12%)
Gas production in mcf                         26,100    31,700    (18%)
Gross oil and gas revenue                  $ 168,039   274,504    (39%)
Net oil and gas revenue                    $  25,562   111,093    (77%)
Partnership distributions                  $  21,500   189,000    (89%)
Limited partner distributions              $  19,350   170,100    (89%)
Per unit distribution to limited partners  $    3.10     27.23    (89%)
Number of limited partner units                6,246     6,246


Revenues

The Partnership's oil and gas revenues decreased to $168,039 from $274,504 for the quarters ended September 30, 1998 and 1997, respectively, a decrease of 39%. The principal factors affecting the comparison of the quarters ended September 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997 by 39%, or $6.80 per barrel, resulting in a decrease of approximately $77,500 in revenues. Oil sales represented 62% of total oil and gas sales during the quarter ended September 30, 1998 as compared to 72% during the quarter ended September 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 1%, or $.02 per mcf, resulting in a decrease of approximately $600 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $78,100. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,400 barrels or 12% during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997, resulting in a decrease of approximately $14,600 in revenues.

    Gas production decreased approximately 5,600 mcf or 18% during the same period, resulting in a decrease of approximately $13,700 in revenues.

    The total decrease in revenues due to the change in production is approximately $28,300. The decrease in production is primarily attributable to the sale of 46 properties, representing a total of approximately 1,400 mcfs for the combined months of August and September 1998.

Costs and Expenses

Total costs and expenses decreased to $174,811 from $197,498 for the quarters ended September 30, 1998 and 1997, respectively, a decrease of 11%. The decrease is the result of lower lease operating costs and depletion expense, partially offset by an increase in general and administrative expense.

1. Lease operating costs and production taxes were 13% lower, or approximately $20,900 less during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 36% or approximately $3,200 during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. The increase in general and administrative costs are due largely to higher accounting fees. The 10-Q's are now required to be reviewed based on new accounting pronouncements.

3. Depletion expense decreased to $20,000 for the quarter ended September 30, 1998 from $25,000 for the same period in 1997. This represents a decrease of 20%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the decrease in the price of oil and thus the decline in gross oil and gas revenues.

B.   General Comparison of the Nine Month Periods Ended September 30,  1998
and 1997

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1998 and 1997:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1998      1997   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   11.28     18.89    (40%)
Average price per mcf of gas               $    2.11      2.42    (13%)
Oil production in barrels                     32,500    35,000     (7%)
Gas production in mcf                         81,300    99,800    (19%)
Gross oil and gas revenue                  $ 538,562   902,921    (40%)
Net oil and gas revenue                    $ 105,509   412,051    (74%)
Partnership distributions                  $ 142,500   568,500    (75%)
Limited partner distributions              $ 128,250   511,650    (75%)
Per unit distribution to limited partners  $   20.53     81.92    (75%)
Number of limited partner units                6,246     6,246

Revenues

The Partnership's oil and gas revenues decreased to $538,562 from $902,921 for the nine months ended September 30, 1998 and 1997, respectively, a decrease of 40%. The principal factors affecting the comparison of the nine months ended September 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 by 40%, or $7.61 per barrel, resulting in a decrease of approximately $266,400 in revenues. Oil sales represented 68% of total oil and gas sales during the nine months ended September 30, 1998 as compared to 73% during the nine months ended September 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 13%, or $.31 per mcf, resulting in a decrease of approximately $30,900 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $297,300. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,500 barrels or 7% during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997, resulting in a decrease of approximately $28,200 in revenues.

    Gas production decreased approximately 18,500 mcf or 19% during the same period, resulting in a decrease of approximately $39,000 in revenues.

    The total decrease in revenues due to the change in production is approximately $67,200.

Costs and Expenses

Total costs and expenses decreased to $553,788 from $605,744 for the nine months ended September 30, 1998 and 1997, respectively, a decrease of 9%. The decrease is the result of lower lease operating costs and depletion expense, partially offset by an increase in general and administrative expense.

1. Lease   operating  costs  and  production  taxes  were  12%  lower,   or
   approximately $57,800 less during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 20% or approximately $6,900 during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The increase in general and administrative costs are due largely to higher accounting fees. The 10-Q's are now required to be reviewed based on new accounting pronouncements.

3. Depletion expense decreased to $79,000 for the nine months ended September 30, 1998 from $80,000 for the same period in 1997. This represents a decrease of 1%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $150,100 in the nine months ended September 30, 1998 as compared to approximately $440,000 in the nine months ended September 30, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $3,100 in the nine months ended September 30, 1998 as compared to approximately $8,600 in the nine months ended September 30, 1997. The principle use of the 1998 cash flow from investing activities was the change in oil and gas properties.

Cash flows used in financing activities were approximately $142,400 in the nine months ended September 30, 1998 as compared to approximately $568,500 in the nine months ended September 30, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1998 were $142,500 of which $128,250 was distributed to the limited partners and $14,250 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1998 was $20.53. Total distributions during the nine months ended September 30, 1997 were $568,500 of which $511,650 was distributed to the limited partners and $56,850 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1997 was $81.92.

The sources for the 1998 distributions of $142,500 were oil and gas operations of approximately $150,100 and the change in oil and gas property of approximately $3,100, resulting in excess cash for contingencies or subsequent distribution. The source for the 1997 distributions of $568,500 was oil and gas operations of approximately $440,000, partially offset by a change in oil and gas property of approximately $8,600, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $2,878,818 have been made to the partners. As of September 30, 1998, $2,607,944 or $417.54 per limited partner unit has been distributed to the limited partners, representing a 84% return of the capital contributed.

As of September 30, 1998, the Partnership had approximately $68,500 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Information Systems for the Year 2000
The Partnership relies on the Managing General Partner for their data processing requirements. This includes use of a program designed and implemented by Midland Southwest Software, the Managing General Partner's software subsidiary. Midland Southwest Software currently has a year 2000 plan in effect. They have surveyed existing programs and hardware and estimate a compliance date of early 1999. Determination of the total cost in connection with the year 2000 compliance issue is difficult to determine due to the fact that they are in the process of developing their new 1998 version of marketed oil and gas software, which has, from inception, included year 2000 compliance. Third party software programs utilized by the Managing General Partner are either in compliance or are not affected by the year 2000, with the exception of the payroll service, which is currently modifying its system to accurately handle the Year 2000 issue.

The Managing General Partner has not completed its evaluation of its vendors or suppliers systems to determine the effect, if any, the non-compliance of such systems would have on the operations of the Managing General Partner. Plans are under way to perform an audit in late 1998 or early 1999 to determine the effect of non-compliance of its vendors and suppliers on the Managing General Partner and thus formulate a contingency plan.

A potential source of risk includes, but is not limited to, the inability of principal purchasers and suppliers to be year 2000 compliant, which could have a material effect on the Managing General Partner's production, cash flow and overall financial condition, notwithstanding the Managing General Partner's actions to prepare its own information systems. The Managing General Partner currently does not have a contingency plan in place to cover any unforeseen problems encountered that relate to the year 2000, but intends to produce one before the end of the fiscal year.

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

Date:     November 15, 1998