Form 10-Q
period 1999-03-31
SOUTHWEST OIL & GAS INCOME FUND X-C LP
filed 1999-05-13
CIK 859907

15 of 15

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1998 which are found in the Registrant's Form 10-K Report for 1998 filed with the Securities and Exchange Commission. The December 31, 1998 balance sheet included herein has been taken from the Registrant's 1998 Form 10-K Report. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund X-C, L.P.

                              Balance Sheets


                                                 March 31,    December 31,
                                                    1999          1998
                                                 ---------    ------------
                                                (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                    $     37,680        22,818
 Receivable from Managing General Partner           45,674        57,902
 Other Receivable                                       92            92
                                                 ---------     ---------
    Total current assets                            83,446        80,812
                                                 ---------     ---------
Oil and gas properties - using the
 full-cost method of accounting                  2,375,309     2,393,639
  Less accumulated depreciation,
   depletion and amortization                    2,016,496     1,995,496
                                                 ---------     ---------
    Net oil and gas properties                     358,813       398,143
                                                 ---------     ---------
                                              $    442,259       478,955
                                                 =========     =========

  Liabilities and Partners' Equity

Partners' equity:
 General partners                             $   (17,255)      (15,686)
 Limited partners                                  459,514       494,641
                                                 ---------     ---------
    Total partners' equity                    $    442,259       478,955
                                                 =========     =========

                Southwest Oil & Gas Income Fund X-C, L.P.

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1999      1998
                                                          ----      ----
  Revenues

Oil and gas                                         $   119,300    202,161
Interest                                                    214        434
                                                        -------    -------
                                                        119,514    202,595
                                                        -------    -------
  Expenses

Production                                              124,141    159,104
General and administrative                               11,070     17,060
Depreciation, depletion and amortization                 21,000     28,000
                                                        -------    -------
                                                        156,211    204,164
                                                        -------    -------
Net loss                                            $  (36,697)    (1,569)
                                                        =======    =======
Net loss allocated to:

 Managing General Partner                           $   (1,413)      2,379
                                                        =======    =======
  General partner                                   $     (157)        264
                                                        =======    =======
  Limited partners                                  $  (35,127)    (4,212)
                                                        =======    =======
   Per limited partner unit                         $    (5.62)      (.67)
                                                        =======    =======

                Southwest Oil & Gas Income Fund X-C, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1999      1998
                                                          ----      ----
Cash flows from operating activities:

  Cash from oil and gas sales                       $   129,782    261,878
  Cash paid to suppliers                              (133,464)  (179,247)
  Interest received                                         214        434
                                                        -------    -------
    Net cash provided by (used in )operating activities             (3,468)
83,065
                                                        -------    -------
Cash flows from investing activities:

  Additions to oil and gas properties                     (314)    (4,034)
  Sale of oil and gas properties                         18,644      2,235
                                                        -------    -------
    Net cash provided by (used in) investing activities              18,330
(1,799)
                                                        -------    -------
Cash flows used in financing activities:

  Distributions to partners                                   -   (84,831)
                                                        -------    -------
Net (decrease) increase in cash and cash
 equivalents                                             14,862    (3,565)

  Beginning of period                                    22,818      9,123
                                                        -------    -------
  End of period                                     $    37,680      5,558
                                                        =======    =======

                                                               (continued)

                Southwest Oil & Gas Income Fund X-C, L.P.

                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          1999      1998
                                                          ----      ----
Reconciliation of net loss to net cash
  provided by (used in) operating activities:

Net loss                                            $  (36,697)    (1,569)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

  Depreciation, depletion and amortization               21,000     28,000
  Decrease in receivables                                10,483     59,717
  Decrease (increase) in payables                         1,746    (3,083)
                                                        -------    -------
Net cash provided by (used in) operating activities $   (3,468)     83,065
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 1999, and for the three months ended March 31, 1999, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998.

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

Based on current conditions, management does not anticipate performing workovers during the next year to enhance production.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 1999, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. A continuation of the oil price environment experienced during 1998 will have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1999 and 1998

The following table provides certain information regarding performance factors for the quarters ended March 31, 1999 and 1998.

                                               Three Months
                                                  Ended         Percentage
                                                March 31,        Increase
                                              1999      1998    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $    9.45     12.04     (22%)
Average price per mcf of gas              $    1.60      2.26     (29%)
Oil production in barrels                     9,200    11,300     (19%)
Gas production in mcf                        20,200    29,300     (31%)
Gross oil and gas revenue                 $ 119,300   202,161     (41%)
Net oil and gas revenue                   $ (4,841)    43,057    (111%)
Partnership distributions                 $       -    85,000    (100%)
Limited partner distributions             $       -    76,500    (100%)
Per unit distribution to limited
 partners                                 $       -     12.25    (100%)
Number of limited partner units               6,246     6,246

Revenues

The Partnership's oil and gas revenues decreased to $119,300 from $202,161 for the quarters ended March 31, 1999 and 1998, respectively, a decrease of 41%. The principal factors affecting the comparison of the quarters ended March 31, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998 by 22%, or $2.59 per barrel, resulting in a decrease of approximately $29,300 in revenues. Oil sales represented 73% of total oil and gas sales during the quarter ended March 31, 1999 as compared to 67% during the quarter ended March 31, 1998.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 29%, or $.66 per mcf, resulting in a decrease of approximately $19,300 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $48,600. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,100 barrels or 19% during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998, resulting in a decrease of approximately $19,800 in revenues.

    Gas production decreased approximately 9,100 mcf or 31% during the same period, resulting in a decrease of approximately $14,600 in revenues.

    The total decrease in revenues due to the change in production is approximately $34,400. The decrease in production is due primarily to mechanical downtime and property sales.

Costs and Expenses

Total costs and expenses decreased to $156,211 from $204,164 for the quarters ended March 31, 1999 and 1998, respectively, a decrease of 23%. The decrease is the result of lower lease operating costs, depletion expense and general and administrative expense.

1. Lease operating costs and production taxes were 22% lower, or approximately $35,000 less during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998. The decline in lease operating costs is primarily in relation to the drop in oil prices which made it uneconomical to perform workovers necessary to increase production and perform major repairs thus making it necessary to shut-in some wells.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 35% or approximately $6,000 during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998. The decrease of general and administrative costs for the quarter were in part due to additional accounting costs incurred in 1998 in relation to the outsourcing of K-1 tax package preparation; a change in auditors requiring opinions from both the predecessors and successor auditors and a new accounting pronouncement requiring review by the independent auditors of the 10-Q's. The Managing General Partner has also made an effort to cut back on general and administrative costs whenever and wherever possible.

3. Depletion expense decreased to $21,000 for the quarter ended March 31, 1999 from $28,000 for the same period in 1998. This represents a decrease of 25%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decrease in depletion expense between the comparative periods were a decrease in the price of oil used to determine the Partnerships reserves and the decrease in oil and gas sales.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by (used in) operating activities were approximately $(3,500) in the quarter ended March 31, 1999 as compared to approximately $83,100 in the quarter ended March 31, 1998. The primary use of the 1999 cash flow from operating activities was operations.

Cash  flows  provided by (used in) investing activities were  approximately
$18,300 in the quarter ended March 31, 1999 as compared to approximately $(1,800) in the quarter ended March 31, 1998. The principle source of the 1999 cash flow from investing activities was the sale of oil and gas properties.

There were no cash flows used in financing activities in the quarter ended March 31, 1999 as compared to approximately $85,000 in the quarter ended March 31, 1998.

There were no distributions during the quarter ended March 31, 1999. Total distributions during the quarter ended March 31, 1998 were $85,000 of which $76,500 was distributed to the limited partners and $8,500 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1998 was $12.25

The sources for the 1998 distributions of $85,000 were oil and gas operations of approximately $83,100 and the sale of oil and gas properties of approximately $2,200, offset by additions to oil and gas properties of approximately $4,000, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $2,923,818 have been made to the partners. As of March 31, 1999, $2,648,444 or $424.02 per limited partner unit has been distributed to the limited partners, representing a 85% return of the capital contributed.

As of March 31, 1999, the Partnership had approximately $83,400 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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


Date:  May 14, 1999