Form 10-Q
period 1999-06-30
SOUTHWEST OIL & GAS INCOME FUND X-C LP
filed 1999-08-12
CIK 859907

3 of 16
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

                            Yes   X   No

        The total number of pages contained in this report is 17.

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1998 which are found in the Registrant's Form 10-K Report for 1998 filed with the Securities and Exchange Commission. The December 31, 1998 balance sheet included herein has been taken from the Registrant's 1998 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund X-C, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1999            1998
                                                ---------      ------------
                                               (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                   $     18,419          22,818
 Receivable from Managing General Partner          50,064          57,902
 Distribution receivable                               11              92
                                                ---------       ---------
    Total current assets                           68,494          80,812
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 2,375,703       2,393,639
  Less accumulated depreciation,
   depletion and amortization                   2,029,496       1,995,496
                                                ---------       ---------
    Net oil and gas properties                    346,207         398,143
                                                ---------       ---------
                                             $    414,701         478,955
                                                =========       =========
  Liabilities and Partners' Equity

Partners' equity:
 General partners                            $   (16,890)        (15,686)
 Limited partners                                 431,591         494,641
                                                ---------       ---------
    Total partners' equity                        414,701         478,955
                                                ---------       ---------
                                             $    414,701         478,955
                                                =========       =========

                Southwest Oil & Gas Income Fund X-C, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    1999      1998        1999      1998

  Revenues

Oil and gas                   $   169,301    168,362    288,601    370,523
Interest                              237        397        452        831
                                  -------    -------    -------    -------
                                  169,538    168,759    289,053    371,354
                                  -------    -------    -------    -------

  Expenses

Production                        149,561    131,472    273,785    290,576
General and administrative         11,249     12,340     22,319     29,400
Depreciation, depletion and
 amortization                      13,000     31,000     34,000     59,000
                                  -------    -------    -------    -------
                                  173,810    174,812    330,104    378,976
                                  -------    -------    -------    -------
Net income (loss)             $   (4,272)    (6,053)   (41,051)    (7,622)
                                  =======    =======    =======    =======
Net income (loss) allocated to:

 Managing General Partner     $       786      2,245      (635)      4,624
                                  =======    =======    =======    =======
 General Partner              $        87        250       (70)        514
                                  =======    =======    =======    =======
 Limited Partners             $   (5,145)    (8,548)   (40,346)   (12,760)
                                  =======    =======    =======    =======
  Per limited partner unit    $     (.82)     (1.37)     (6.46)     (2.04)
                                  =======    =======    =======    =======

                Southwest Oil & Gas Income Fund X-C, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1999      1998

Cash flows from operating activities:

 Cash received from sale of oil and gas             $   274,202    454,363
 Cash paid to suppliers                               (273,867)  (333,908)
 Interest received                                          452        831
                                                        -------    -------
  Net cash provided by operating activities                 787    121,286
                                                        -------    -------
Cash flows from investing activities:

 Additions to oil and gas properties                      (707)    (4,089)
 Cash received from sale of oil and gas
  properties                                             18,643      1,700
                                                        -------    -------
  Net cash provided by (used in) investing activities:   17,936     (2,389)
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                             (23,122)  (120,909)
                                                        -------    -------
Net decrease in cash and cash equivalents               (4,399)    (2,012)

 Beginning of period                                     22,818      9,123
                                                        -------    -------
 End of period                                      $    18,419      7,111
                                                        =======    =======
                                                               (continued)

                Southwest Oil & Gas Income Fund X-C, L.P.

                               (unaudited)

                                                        Six Months Ended
                                                             June 30,
                                                          1999      1998
Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                                   $  (41,051)    (7,622)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Depreciation, depletion and amortization               34,000     59,000
  Decrease (increase) in receivables                   (14,399)     83,840
  Increase (decrease) in payables                        22,237   (13,932)
                                                        -------    -------
Net cash provided by operating activities           $       787    121,286
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 1999, and for the three and six months ended June 30, 1999, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998.

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

Based  on  current  conditions, management does not  anticipate  performing
workovers  in  1999.   The  Partnership could  possibly  experience  a  low
decline.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 1999, the net capitalized costs did not exceed the estimated present value of the oil and gas reserves. The oil price environment experienced during 1998 had an adverse affect on the Company's revenues and operating cash flow. Further declines of oil prices during 1999 could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1999 and 1998

The following table provides certain information regarding performance factors for the quarters ended June 30, 1999 and 1998:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1999       1998    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    15.02     11.28      33%
Average price per mcf of gas             $     1.79      1.62      10%
Oil production in barrels                     8,800    11,200    (21%)
Gas production in mcf                        20,800    25,900    (20%)
Gross oil and gas revenue                $  169,301   168,362       1%
Net oil and gas revenue                  $   19,740    36,890    (46%)
Partnership distributions                $   23,204    36,000    (36%)
Limited partner distributions            $   22,704    32,400    (30%)
Per unit distribution to limited
 partners                                $     3.63      5.19    (30%)
Number of limited partner units               6,246     6,246

Revenues

The Partnership's oil and gas revenues increased to $169,301 from $168,362 for the quarters ended June 30, 1999 and 1998, respectively, an increase of 1%. The principal factors affecting the comparison of the quarters ended June 30, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998 by 33%, or $3.74 per barrel, resulting in an increase of approximately $41,900 in revenues. Oil sales represented 78% of total oil and gas sales during the quarter ended June 30, 1999 as compared to 75% during the quarter ended June 30, 1998.

    The average price for an mcf of gas received by the Partnership increased during the same period by 10%, or $.17 per mcf, resulting in an increase of approximately $4,400 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $46,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,400 barrels or 21% during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998, resulting in a decrease of approximately $36,000 in revenues.

    Gas production decreased approximately 5,100 mcf or 20% during the same period, resulting in a decrease of approximately $9,100 in revenues.

    The total decrease in revenues due to the change in production is approximately $45,100. The decrease in oil and gas production was due primarily to property sales, mechanical downtime in one gas well and natural decline.

Costs and Expenses

Total costs and expenses decreased to $173,810 from $174,812 for the quarters ended June 30, 1999 and 1998, respectively, a decrease of 1%. The decrease is the result of lower general and administrative and depletion expense, partially offset by an increase in lease operating expense.

1. Lease operating costs and production taxes were 14% higher, or approximately $18,100 more during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 9% or approximately $1,100 during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998.

3. Depletion expense decreased to $13,000 for the quarter ended June 30, 1999 from $31,000 for the same period in 1998. This represents a decrease of 58%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for April 1, 1999 as compared to 1998 and the decrease in gross oil and gas revenues.

B.   General  Comparison of the Six Month Periods Ended June 30,  1999  and
1998

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1999 and 1998:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1999       1998    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    12.17     11.66       4%
Average price per mcf of gas             $     1.69      1.96    (14%)
Oil production in barrels                    18,000    22,500    (20%)
Gas production in mcf                        41,000    55,200    (26%)
Gross oil and gas revenue                $  288,601   370,523    (22%)
Net oil and gas revenue                  $   14,816    79,947    (81%)
Partnership distributions                $   23,204   121,000    (81%)
Limited partner distributions            $   22,704   108,900    (79%)
Per unit distribution to limited
 partners                                $     3.63     17.44    (79%)
Number of limited partner units               6,246     6,246

Revenues

The Partnership's oil and gas revenues decreased to $288,601 from $370,523 for the six months ended June 30, 1999 and 1998, respectively, a decrease of 22%. The principal factors affecting the comparison of the six months ended June 30, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 by 4%, or $.51 per barrel, resulting in an increase of approximately $11,500 in revenues. Oil sales represented 76% of total oil and gas sales during the six months ended June 30, 1999 as compared to 71% during the six months ended June 30, 1998.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 14%, or $.27 per mcf, resulting in a decrease of approximately $14,900 in revenues.

    The net total decrease in revenues due to the change in prices received from oil and gas production is approximately $3,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 4,500 barrels or 20% during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998, resulting in a decrease of approximately $54,800 in revenues.

    Gas production decreased approximately 14,200 mcf or 26% during the same period, resulting in a decrease of approximately $24,000 in revenues.

    The total decrease in revenues due to the change in production is approximately $78,800. The decrease in oil and gas production was due primarily to property sales, mechanical downtime in one gas well and natural decline.

Costs and Expenses

Total costs and expenses decreased to $330,104 from $378,976 for the six months ended June 30, 1999 and 1998, respectively, a decrease of 13%. The decrease is the result of a decline in lease operating costs, general and administrative expense and depletion expense.

1.  Lease   operating  costs  and  production  taxes  were  6%  lower,   or
    approximately $16,800 less during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 24% or approximately $7,100 during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decrease of general and administrative costs were in part due to additional accounting costs incurred in 1998 in relation to the outsourcing of K-1 tax package preparation; a change in auditors requiring opinions from both the predecessors and successor auditors and a new accounting pronouncement requiring review by the independent auditors of the 10-Q's. The Managing General Partner has also made an effort to cut back on general and administrative costs whenever and wherever possible.

3. Depletion expense decreased to $34,000 for the six months ended June 30, 1999 from $59,000 for the same period in 1998. This represents a decrease of 42%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for April 1, 1999 as compared to 1998 and the decrease in gross oil and gas revenues.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $800 in the six months ended June 30, 1999 as compared to approximately $121,200 in the six months ended June 30, 1998. The primary source of the 1999 cash flow from operating activities was profitable operations.

Cash flows provided by (used in) investing activities were approximately $17,900 in the six months ended June 30, 1999 as compared to approximately $(2,400) in the six months ended June 30, 1998. The principle source of the 1999 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $23,100 in the six months ended June 30, 1999 as compared to approximately $121,000 in the six months ended June 30, 1998. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1999 were $23,204 of which $22,704 was distributed to the limited partners and $500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1999 was $3.63. Total distributions during the six months ended June 30, 1998 were $121,000 of which $108,900 was distributed to the limited partners and $12,100 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1998 was $17.44.

The source for the 1999 distributions of $23,204 was oil and gas operations of approximately $800, and the net change in oil and gas properties of approximately $17,900, with the balance from available cash on hand at the beginning of the period. The source for the 1998 distributions of $121,000 was oil and gas operations of approximately $121,200.

Since inception of the Partnership, cumulative monthly cash distributions of $2,947,022 have been made to the partners. As of June 30, 1999, $2,671,148 or $427.66 per limited partner unit has been distributed to the limited partners, representing a 86% return of the capital contributed.

As of June 30, 1999, the Partnership had approximately $68,500 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits:

               27 Financial Data Schedule

               (b)  Reports on Form 8-K:

                     No  reports on Form 8-K were filed during the  quarter
               ended June 30, 1999.

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

                                 SOUTHWEST OIL & GAS
                                 INCOME FUND X-C, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice
                                       President
                                       and Chief Financial Officer
Date: August 15, 1999