Form 10-Q
period 2000-06-30
SOUTHWEST OIL & GAS INCOME FUND X-C LP
filed 2000-08-10
CIK 859907

3 of 16
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

                            Yes   X   No

        The total number of pages contained in this report is 16.

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report for 1999 filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund X-C, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   2000            1999
                                                ---------      ------------
                                               (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                   $     48,828          26,435
 Receivable from Managing General Partner          98,918         122,710
                                                ---------       ---------
    Total current assets                          147,746         149,145
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 2,395,866       2,396,912
  Less accumulated depreciation,
   depletion and amortization                   2,062,496       2,045,496
                                                ---------       ---------
    Net oil and gas properties                    333,370         351,416
                                                ---------       ---------
                                             $    481,116         500,561
                                                =========       =========
  Liabilities and Partners' Equity

Partners' equity:
 General partners                            $    (6,950)         (6,705)
 Limited partners                                 488,066         507,266
                                                ---------       ---------
    Total partners' equity                        481,116         500,561
                                                ---------       ---------
                                             $    481,116         500,561
                                                =========       =========

                Southwest Oil & Gas Income Fund X-C, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2000      1999        2000      1999

  Revenues

Oil and gas                   $   203,241    169,301    424,486    288,601
Interest                              607        237      1,065        452
                                  -------    -------    -------    -------
                                  203,848    169,538    425,551    289,053
                                  -------    -------    -------    -------

  Expenses

Production                        148,873    149,561    307,236    273,785
General and administrative         10,334     11,249     20,760     22,319
Depreciation, depletion and
 amortization                       4,000     13,000     17,000     34,000
                                  -------    -------    -------    -------
                                  163,207    173,810    344,996    330,104
                                  -------    -------    -------    -------
Net income (loss)             $    40,641    (4,272)     80,555   (41,051)
                                  =======    =======    =======    =======
Net income (loss) allocated to:

 Managing General Partner     $     4,018        786      8,780      (635)
                                  =======    =======    =======    =======
 General Partner              $       446         87        975       (70)
                                  =======    =======    =======    =======
 Limited Partners             $    36,177    (5,145)     70,800   (40,346)
                                  =======    =======    =======    =======
  Per limited partner unit    $      5.79      (.82)      11.34     (6.46)
                                  =======    =======    =======    =======

                Southwest Oil & Gas Income Fund X-C, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2000      1999

Cash flows from operating activities:

 Cash received from sale of oil and gas             $   428,316    274,202
 Cash paid to suppliers                               (308,034)  (273,867)
 Interest received                                        1,065        452
                                                        -------    -------
  Net cash provided by operating activities             121,347        787
                                                        -------    -------
Cash flows from investing activities:

 Additions to oil and gas properties                          -      (707)
 Cash received from sale of oil and gas
  properties                                              1,046     18,643
                                                        -------    -------
  Net cash provided by investing activities:              1,046     17,936
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                            (100,000)   (23,122)
                                                        -------    -------
Net increase (decrease) in cash and cash equivalents     22,393   (4,399)

 Beginning of period                                     26,435     22,818
                                                        -------    -------
 End of period                                      $    48,828     18,419
                                                        =======    =======
                                                               (continued)

                Southwest Oil & Gas Income Fund X-C, L.P.

                               (unaudited)

                                                        Six Months Ended
                                                             June 30,
                                                          2000      1999
Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                                   $    80,555   (41,051)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Depreciation, depletion and amortization               17,000     34,000
  Decrease (increase) in receivables                      3,830   (14,399)
  Increase in payables                                   19,962     22,237
                                                        -------    -------
Net cash provided by operating activities           $   121,347        787
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2000, and for the three and six months ended June 30, 2000, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

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

Based on current conditions, management does not anticipate performing workovers in the next year. The Partnership could possibly experience a normal decline of 10% to 11%.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2000, the net capitalized costs did not exceed the estimated present value of the oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2000 and 1999

The following table provides certain information regarding performance factors for the quarters ended June 30, 2000 and 1999:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2000       1999    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    25.97     15.02      73%
Average price per mcf of gas             $     3.19      1.79      78%
Oil production in barrels                     7,500     8,800    (15%)
Gas production in mcf                         9,600    20,800    (54%)
Gross oil and gas revenue                $  203,241   169,301      20%
Net oil and gas revenue                  $   54,368    19,740     175%
Partnership distributions                $   50,000    23,204     115%
Limited partner distributions            $   45,000    22,704      98%
Per unit distribution to limited
 partners                                $     7.20      3.63      98%
Number of limited partner units               6,246     6,246

Revenues

The Partnership's oil and gas revenues increased to $203,241 from $169,301 for the quarters ended June 30, 2000 and 1999, respectively, an increase of 20%. The principal factors affecting the comparison of the quarters ended June 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999 by 73%, or $10.95 per barrel, resulting in an increase of approximately $96,400 in revenues. Oil sales represented 86% of total oil and gas sales during the quarter ended June 30, 2000 as compared to 78% during the quarter ended June 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 78%, or $1.40 per mcf, resulting in an increase of approximately $29,100 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $125,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,300 barrels or 15% during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999, resulting in a decrease of approximately $33,800 in revenues.

    Gas production decreased approximately 11,200 mcf or 54% during the same period, resulting in a decrease of approximately $35,700 in revenues.

    The total decrease in revenues due to the change in production is approximately $69,500. The decrease in gas production is primarily due to a non-operated gas well. The operator performed a workover during the last quarter of 1999, which was not only unsuccessful, but caused the well to shut down. The well is not believed to be recoverable, thus the loss to the Partnership is considered to be permanent. This well represented approximately 2,600 mcf a month to the Partnership.

Costs and Expenses

Total costs and expenses decreased to $163,207 from $173,810 for the quarters ended June 30, 2000 and 1999, respectively, a decrease of 6%. The decrease is the result of lower general and administrative, depletion expense and lease operating expense.

1.  Lease   operating  costs  and  production  taxes  were  1%  lower,   or
    approximately $700 less during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 8% or approximately $900 during the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999.

3. Depletion expense decreased to $4,000 for the quarter ended June 30, 2000 from $13,000 for the same period in 1999. This represents a decrease of 69%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for July 1, 2000 as compared to 1999.

B.   General  Comparison of the Six Month Periods Ended June 30,  2000  and
1999

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2000 and 1999:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2000       1999    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    25.73     12.17     111%
Average price per mcf of gas             $     3.54      1.69     109%
Oil production in barrels                    15,300    18,000    (15%)
Gas production in mcf                         8,700    41,000    (79%)
Gross oil and gas revenue                $  424,486   288,601      47%
Net oil and gas revenue                  $  117,250    14,816     691%
Partnership distributions                $  100,000    23,204     331%
Limited partner distributions            $   90,000    22,704     296%
Per unit distribution to limited
 partners                                $    14.41      3.63     296%
Number of limited partner units               6,246     6,246

Revenues

The Partnership's oil and gas revenues increased to $424,486 from $288,601 for the six months ended June 30, 2000 and 1999, respectively, an increase of 47%. The principal factors affecting the comparison of the six months ended June 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 by 111%, or $13.56 per barrel, resulting in an increase of approximately $244,100 in revenues. Oil sales represented 93% of total oil and gas sales during the six months ended June 30, 2000 as compared to 76% during the six months ended June 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 109%, or $1.85 per mcf, resulting in an increase of approximately $75,900 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $320,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 2,700 barrels or 15% during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999, resulting in a decrease of approximately $69,500 in revenues.

    Gas production decreased approximately 32,300 mcf or 79% during the same period, resulting in a decrease of approximately $114,300 in revenues.

    The total decrease in revenues due to the change in production is approximately $183,800. The Partnership's dramatic decline in gas production was primarily in connection with two wells. During 1999, the Partnership was involved in a lawsuit in order to receive payment for two months of production from the purchaser at that time. The lawsuit was settled in the current year with the Partnership receiving less than was owed from the purchaser. The original accrual recorded during the second quarter of 1999 was reversed in the current year. This reversal represented approximately 2,800 mcf. Additionally, the partnership was informed during the current year that a workover which was performed during the last quarter of 1999 on a non-operated well was not only unsuccessful but caused the well to shut down. This well is not believed to be recoverable, thus the loss to the Partnership is considered to be permanent. This well represented approximately 2,770 mcf a month. Total decline for the partnership during the six months ended June 30, 2000 in connection with this non-operated well was approximately 24,900 mcf.

Costs and Expenses

Total costs and expenses increased to $344,996 from $330,104 for the six months ended June 30, 2000 and 1999, respectively, an increase of 5%. The increase is the result of a higher lease operating costs, partially offset by a decrease in general and administrative expense and depletion expense.

1. Lease operating costs and production taxes were 12% higher, or approximately $33,500 more during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 7% or approximately $1,600 during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

3. Depletion expense decreased to $17,000 for the six months ended June 30, 2000 from $34,000 for the same period in 1999. This represents a decrease of 50%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for July 1, 2000 as compared to 1999.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $121,300 in the six months ended June 30, 2000 as compared to approximately $800 in the six months ended June 30, 1999. The primary source of the 2000 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $1,000 in the six months ended June 30, 2000 as compared to approximately $17,900 in the six months ended June 30, 1999. The principle source of the 2000 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $100,000 in the six months ended June 30, 2000 as compared to approximately $23,100 in the six months ended June 30, 1999. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2000 were $100,000 of which $90,000 was distributed to the limited partners and $10,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2000 was $14.41. Total distributions during the six months ended June 30, 1999 were $23,204 of which $22,704 was distributed to the limited partners and $500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1999 was $3.63.

The  source  for  the  2000  distributions of  $100,000  was  oil  and  gas operations of approximately $121,300 and the change in oil and gas properties of approximately $1,000, resulting in excess cash for contingencies or subsequent distributions. The source for the 1999 distributions of $23,204 was oil and gas operations of approximately $800, and the net change in oil and gas properties of approximately $17,900, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $3,137,022 have been made to the partners. As of June 30, 2000, $2,842,148 or $455.03 per limited partner unit has been distributed to the limited partners, representing a 91% return of the capital contributed.

As of June 30, 2000, the Partnership had approximately $147,700 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner

The Managing General Partner has a highly leveraged capital structure with over $50.1 million principal due by December 31, 2000 and $15.3 million interest payments due within the next twelve months on its debt obligations. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its creditors and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits:

               27 Financial Data Schedule

               (b)  Reports on Form 8-K:

                     No  reports on Form 8-K were filed during the  quarter
               ended June 30, 2000.

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

Date: August 15, 2000