Form 10-K
period 2000-12-31
SOUTHWEST OIL & GAS INCOME FUND X-C LP
filed 2001-03-28
CIK 859907

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2000

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General
Partner")   and  its  staff  of  92  individuals,  together  with   certain
independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. H. H. Wommack, III, a stockholder, director, President and Treasurer of the Managing General Partner, is also a general partner. The Partnership has no employees.

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

The year 2000 was a record year for crude oil prices. The world energy markets witnessed a continuation of the 1999 recovery seeing prices in the U.S. peak at $37 per barrel in September. Increasing demand and depleting inventories appeared to be the motivators in crude's dramatic rise. At the beginning of 2000, U.S. crude oil inventories were approximately 16% lower than at the beginning of 1999 and summer vacationers made it through a travel season that saw gasoline prices top $2 per gallon in some U.S. markets. The lack of crude oil inventory in the U.S. was also magnified by the colder than normal winter that much of the country experienced. However, several production increases from OPEC coupled with President
Clinton's release of 30 million barrels of oil from the U.S. Strategic Petroleum Reserve in September contributed to the slow in prices toward the end of the year. After averaging $30 per barrel for the year and over $32 from August through November, oil prices closed out the year 2000 at $26.80 per barrel.

Tighter supplies, rising demand, and the return of more seasonal summer and winter weather catapulted spot gas prices in 2000 to the highest levels since the market was deregulated in the mid-1980's. Average monthly spot prices rose an astounding 72.9% over 1999 levels to average $3.77/MMBTU. The climb in prices was fairly steady throughout the year, with the first-quarter spot prices averaging $2.44/MMBtu. After the winter season ended with a huge storage deficit of 306 BCF, a combination of factors contributed further to the upward trend in spot prices. As the summer temperatures heated up and the rate of storage injections remained sluggish, competition for gas supplies became fierce between power generators and gas utilities attempting to refill storage. Spot prices really took off in the fourth quarter as competition for storage gas in the waning days of the refill season became supercharged. And then came weeks of early heating-season cold, which caused gas utilities to scramble to meet the heating loads. A year of record high prices was capped off in December, with spot prices averaging $6.14/MMBtu, more than two-and-a-half times the previous five-year December average of $2.43/MMBtu.

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

                                  Oil          Gas

                    2000          89%          11%
                    1999          78%          22%
                    1998          69%          31%

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

Customer Dependence
The Managing General Partner intends that no material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Two purchasers accounted for 84% of the Partnership's total oil and gas production during 2000: Teppco Crude oil LLC for 73% and Plains Marketing LP for 11%. Three purchasers accounted for 82% of the Partnership's total oil and gas production during 1999: Teppco Crude Oil LLC for 62%, George L. McLeod Inc. for 10% and Scurlock Permian LLC for 10%. Three purchasers accounted for 66% of the Partnership's total oil and gas production during 1998: Mesa Pipe Line Company for 30%, Duke Energy Transport and Trad. for 22% and Hal J Rasmussen Operating Inc. for 14%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

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

Partnership Employees
The Partnership has no employees; however the Managing General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 2000 there were 92 individuals directly employed by the Managing General Partner in various capacities.

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

As of December 31, 2000, the Partnership possessed an interest in oil and gas properties located in Escambia and Lamar Counties of Alabama; Labette and Neosho Counties of Kansas; La Fourche, Pointe Coupe and Terrebonne Parishes of Louisiana; Chaves, Eddy, and Lea Counties of New Mexico; Custer, Roger Mills and Washita Counties of Oklahoma; and Colorado, Dickens, Hemphill, Live Oak, Martin, Mitchell, Scurry, Upton and Yoakum Counties of Texas. These properties consist of various interests in 424 wells and units.

Due to the Partnership's objective of maintaining current operations without engaging in the drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there have not been any significant changes in properties during 2000, 1999 and 1998.

There were no property sales during 2000. During 1999, eight leases were sold for approximately $18,644. During 1998, forty-nine leases were sold for approximately $32,400.

Significant Properties
The following table reflects the significant property in which the Partnership has an interest:

                       Date
                    Purchased           No. of         Proved Reserves*
Name and Location  and Interest         Wells      Oil (bbls)    Gas (mcf)
-----------------  -----------          ------     ----------    ---------

Ackerly-Ira-Sharon    10/92 at 4%       405        105,000        176,000
Ridge Acquisition     to 50%
Scurry, Mitchell and  working
Martin Counties,      interest
Texas

Kelt Ohio             1/94 at 25%         1              -        238,000
Acquisition           to 50%
Chaves County,        working
New Mexico            interest

*Ryder Scott Petroleum Engineers prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2001. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of
Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

The New York Mercantile Exchange price at December 31, 2000 of $26.80 was used as the beginning basis for the oil price. Oil price adjustments from $26.80 per barrel were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of $25.08 per barrel in the preparation of the reserve report as of January 1, 2001.

In the determination of the gas price, the New York Mercantile Exchange price at December 31, 2000 of $9.78 was used as the beginning basis. Gas price adjustments from $9.78 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $9.24 per Mcf in the preparation of the reserve report as of January 1, 2001.

As also discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil and gas prices were subject to frequent changes in 2000.

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

Partnership has reserves which are classified as proved developed producing and proved undeveloped. All of the proved reserves are included in the engineering reports which evaluate the Partnership's present reserves.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2000 through the solicitation of proxies or otherwise.

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

The Managing General Partner has the right, but not the obligation, to purchase limited partnership units should an investor desire to sell. The value of the unit is determined by adding the sum of (1) current assets less liabilities and (2) the present value of the future net revenues attributable to proved reserves and by discounting the future net revenues at a rate not in excess of the prime rate charged by NationsBank, N.A. of Midland, Texas plus one percent (1%), which value shall be further reduced by a risk factor discount of no more than one-third (1/3) to be determined by the Managing General Partner in its sole and absolute discretion. In 2000, 8 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $68.25 per unit. In 1999, 66 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $79.62 per unit. In 1998, 38 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $156.92 per unit.

Number of Limited Partner Interest Holders
As of December 31, 2000, there were 291 holders of limited partner units in the Partnership.

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

During 2000, quarterly distributions were made totaling $277,300, with $249,570 distributed to the limited partners and $27,730 to the general partners. For the year ended December 31, 2000, distributions of $39.96 per limited partner unit were made, based upon 6,246 limited partner units outstanding. Distributions for 2000 increased significantly due to the record high oil and gas prices received during the year. During 1999, distributions were made totaling $113,204, with $103,704 distributed to the limited partners and $9,500 to the general partners. For the year ended December 31, 1999, distributions of $16.60 per limited partner unit were made, based upon 6,246 limited partner units outstanding. During 1998, distributions were made totaling $187,500, with $168,750 distributed to the limited partners and $18,750 to the general partners. For the year ended December 31, 1998, distributions of $27.02 per limited partner unit were made, based upon 6,246 limited partner units outstanding.

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 should be read in conjunction with the financial statements included in Item 8:

                                     Years ended December 31,
                    ---------------------------------------------------------
                         2000        1999        1998      1997      1996
                         ----        ----        ----      ----      ----

Revenues           $    932,566     736,189    674,143  1,199,005 1,350,355

Net income (loss)       282,522     134,810  (104,046)    345,547   504,735

Partners' share of
 net income (loss):

  General partners       32,052      18,481      9,295     49,955    62,913

  Limited partners      250,470     116,329  (113,341)    295,592   441,822

Limited partners'
 net income (loss)
  per unit                40.10       18.62    (18.15)      47.33     70.74

Limited partners'
 cash distributions
  per unit                39.96       16.60      27.02     105.26     93.29

Total assets       $    505,783     500,561    478,955    770,617 1,155,545

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

Based on current conditions, management anticipates performing no workovers during 2001 or 2002 to enhance production. Workovers may be performed in the year 2003. The partnership may have an increase in production volumes the year 2003, otherwise, the partnership will most likely experience the historical production decline of approximately 9% per year.

Results of Operations

A.  General Comparison of the Years Ended December 31, 2000 and 1999

The following table provides certain information regarding performance factors for the years ended December 31, 2000 and 1999:

                                                  Year Ended     Percentage
                                                 December 31,     Increase
                                                2000      1999   (Decrease)

Average price per barrel of oil            $   27.55    16.28      69%
Average price per mcf of gas               $    3.71     2.17      71%
Oil production in barrels                     30,000   35,190    (15%)
Gas production in mcf                         27,700   74,540    (63%)
Gross oil and gas revenue                  $ 929,367  734,832      26%
Net oil and gas revenue                    $ 357,918  224,796      59%
Partnership distributions                  $ 277,300  113,204     145%
Limited partner distributions              $ 249,570  103,704     141%
Per unit distribution to limited partners  $   39.96    16.60     141%
Number of limited partner units                6,246    6,246

Revenues

The Partnership's oil and gas revenues increased to $929,367 from $734,832 for the years ended December 31, 2000 and 1999, respectively, an increase of 26%. The principal factors affecting the comparison of the years ended December 31, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the year ended December 31, 2000 as compared to the year ended December 31, 1999 by 69%, or $11.27 per barrel, resulting in an increase of approximately $338,100 in revenues. Oil sales represented 89% of total oil and gas sales during the year ended December 31, 2000 as compared to 78% during the year ended December 31, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 71%, or $1.54 per mcf, resulting in an increase of approximately $42,700 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $380,800. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 5,190 barrels or 15% during the year ended December 31, 2000 as compared to the year ended December 31, 1999, resulting in a decrease of approximately $84,500 in revenues.

    Gas production decreased approximately 46,840 mcf or 63% during the same period, resulting in a decrease of approximately $101,600 in revenues.

    The total decrease in revenues due to the change in production is approximately $186,100. The Partnership's dramatic decline in gas production was primarily in connection with two wells. During 1999, the Partnership was involved in a lawsuit in order to receive payment for two months of production from the purchaser at that time. The lawsuit was settled in the current year with the Partnership receiving less than was owed from the purchaser. The original accrual recorded during the second quarter of 1999 was reversed in the current year. This reversal represented approximately 2,800 mcf. Additionally, the partnership was informed during the current year that a workover which was performed during the last quarter of 1999 on a non-operated well was not only unsuccessful but caused the well to shut down. This well is not believed to be recoverable, thus the loss to the Partnership is considered to be permanent. This well represented approximately 2,890 mcf a month. Total decline for the partnership during the year ended December 31, 2000 in connection with this non-operated well was approximately 36,700 mcf.

Costs and Expenses

Total costs and expenses increased to $650,044 from $601,379 for the years ended December 31, 2000 and 1999, respectively, an increase of 8%. The increase is the result of higher lease operating costs, partially offset by a decrease in depletion expense and general and administrative expense.

1. Lease operating costs and production taxes were 12% higher, or approximately $61,400 more during the year ended December 31, 2000 as compared to the year ended December 31, 1999.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $700 during the year ended December 31, 2000 as compared to the year ended December 31, 1999.

3. Depletion expense decreased to $38,000 for the year ended December 31, 2000 from $50,000 for the same period in 1999. This represents a decrease of 24%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    The major factor to the decrease in depletion expense between the comparative periods was the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 2001 as compared to 2000. Revisions of previous estimates can be attributed to the changes in production performance, oil and gas price and production costs. The impact of the revision would have increased depletion expense approximately $17,000 as of December 31, 1999.

Results of Operations

B.  General Comparison of the Years Ended December 31, 1999 and 1998

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

C.  Revenue and Distribution Comparison

Partnership income (loss) for the years ended December 31, 2000, 1999 and 1998 was $282,522, $134,810 and $(104,046), respectively. Excluding the effects of depreciation, depletion and amortization, net income would have been $320,522 in 2000, $184,810 in 1999 and $92,954 in 1998.
Correspondingly, Partnership distributions for the years ended December 31, 2000, 1999 and 1998 were $277,300, $113,204 and $187,500, respectively.
These differences are indicative of the changes in oil and gas prices, production and property sales.

The  source  for  the  2000  distributions of  $277,300  was  oil  and  gas operations  of  approximately  $331,100 and  the  change  in  oil  and  gas properties  of  approximately  $(14,900),  resulting  in  excess  cash  for
contingencies  or  subsequent  distributions.   The  source  for  the  1999
distributions  of  $113,204  was oil and gas  operations  of  approximately
$120,000 and the change in oil and gas properties of approximately $(3,300), resulting in excess cash for contingencies or subsequent distributions. The source for the 1998 distributions of $187,500 was oil and gas operations of approximately $175,300 and the change in oil and gas properties of approximately $26,100, resulting in excess cash for contingencies or subsequent distributions.

Total distributions during the year ended December 31, 2000 were $277,300 of which $249,570 was distributed to the limited partners and $27,730 to the general partners. The per unit distribution to limited partners during the same period was $39.96. Total distributions during the year ended December 31, 1999 were $113,204 of which $103,704 was distributed to the limited partners and $9,500 to the general partners. The per unit distribution to limited partners during the same period was $16.60. Total distributions during the year ended December 31, 1998 were $187,500 of which $168,750 was distributed to the limited partners and $18,750 to the general partners. The per unit distribution to limited partners during the same period was $27.02.

Since inception of the Partnership, cumulative monthly cash distributions of $3,314,322 have been made to the partners. As of December 31, 2000, $3,001,718 or $480.58 per limited partner unit, has been distributed to the limited partners, representing a 96% return of the capital contributed.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $331,100 in 2000 compared to $120,000 in 1999 and approximately $175,260 in 1998. The primary source of the 2000 cash flow from operating activities was profitable operations.

Cash flows provided by (used in) investing activities were approximately $(14,900) in 2000 compared to $(3,300) in 1999 and approximately $26,100 in 1998. The primary use of investing activities was the purchase of oil and gas properties.

Cash flows used in financing activities were approximately $277,300 in 2000 compared to $113,100 in 1999 and approximately $187,700 in 1998. The only 2000 use in financing activities was the distributions to partners.

As of December 31, 2000, the Partnership has approximately $177,500 in working capital. The Managing General Partner believes the revenue generated from operations are adequate to meet the operating needs of the Partnership.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is not a party to any derivative or embedded derivative instruments.

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

                        INDEPENDENT AUDITORS REPORT

The Partners
Southwest Oil & Gas Income Fund X-C, L.P.
 (A Delaware Limited Partnership):


We have audited the accompanying balance sheets of Southwest Oil & Gas Income Fund X-C, L.P. (the "Partnership") as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Oil & Gas Income Fund X-C, L.P. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.








                                                  KPMG LLP



Midland, Texas
March 21, 2001

                 Southwest Oil & Gas Income Fund X-C, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 2000 and 1999


                                                      2000           1999
                                                      ----           ----

  Assets

Current assets:
 Cash and cash equivalents                $           65,399       26,435
 Receivable from Managing General Partner            112,098      122,710

---------                                 ---------
                                               Total     current     assets
177,497                                   149,145

---------                                 ---------
Oil and gas properties - using the full-
 cost method of accounting                         2,411,782    2,396,912
  Less accumulated depreciation,
                                             depletion   and   amortization
2,083,496                                 2,045,496

---------                                 ---------
                                            Net   oil  and  gas  properties
328,286                                   351,416

---------                                 ---------
                                                                          $
505,783                                   500,561

=========                                 =========

  Liabilities and Partners' Equity

Partners' equity:
 General partners                         $          (2,383)      (6,705)
 Limited partners                                    508,166      507,266

---------                                 ---------
                                              Total     partners'    equity
505,783                                   500,561

---------                                 ---------
                                                                          $
505,783                                   500,561

=========                                 =========




















                  The accompanying notes are an integral
                   part of these financial statements.

                Southwest Oil & Gas Income Fund X-C, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
               Years ended December 31, 2000, 1999 and 1998


                                                 2000      1999     1998
                                                 ----      ----     ----

  Revenues

Oil and gas income                        $    929,367   734,832  672,717
Interest from operations                         3,199     1,357    1,426
                                                                  ---------
---------                                 ---------
                                                                    932,566
736,189                                   674,143
                                                                  ---------
---------                                 ---------
  Expenses

Production                                     571,449   510,036  529,184
General and administrative                      40,595    41,343   52,005
Depreciation, depletion and amortization        38,000    50,000  197,000
                                                                  ---------
---------                                 ---------
                                                                    650,044
601,379                                   778,189
                                                                  ---------
---------                                 ---------
Net income (loss)                         $    282,522   134,810(104,046)
                                                                  =========
=========                                 =========
Net income (loss) allocated to:

 Managing General Partner                 $     28,848    16,633    8,366
                                                                  =========
=========                                 =========
 General Partner                          $      3,204     1,848      929
                                                                  =========
=========                                 =========
 Limited partners                         $    250,470   116,329(113,341)
                                                                  =========
=========                                 =========
  Per limited partner unit                $      40.10     18.62  (18.15)
                                                                  =========
=========                                 =========

























                  The accompanying notes are an integral
                   part of these financial statements.

                Southwest Oil & Gas Income Fund X-C, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
               Years ended December 31, 2000, 1999 and 1998


                                              General   Limited
                                              Partners  Partners   Total
                                              --------  --------   -----

Balance at December 31, 1997            $    (6,231)    776,732   770,501

 Net income (loss)                             9,295  (113,341) (104,046)

 Distributions                              (18,750)  (168,750) (187,500)
                                                                    -------
---------                               ---------
Balance at December 31, 1998                (15,686)    494,641   478,955

 Net income                                   18,481    116,329   134,810

 Distributions                               (9,500)  (103,704) (113,204)
                                                                    -------
---------                               ---------
Balance at December 31, 1999                 (6,705)    507,266   500,561

 Net income                                   32,052    250,470   282,522

 Distributions                              (27,730)  (249,570) (277,300)
                                                                    -------
---------                               ---------
Balance at December 31, 2000            $    (2,383)    508,166   505,783
                                                                    =======
=========                               =========































                  The accompanying notes are an integral
                   part of these financial statements.

                Southwest Oil & Gas Income Fund X-C, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 2000, 1999 and 1997


                                                2000       1999     2000
                                                ----       ----     ----

Cash flows from operating activities:

 Cash received from oil and gas sales     $    929,927   657,582  789,961
 Cash paid to Managing General Partner
  for administrative fees and general
                                            and   administrative   overhead
(601,992)                                 (538,938)(616,127)
 Interest received                               3,199     1,357    1,426
                                                                  ---------
---------                                 ---------
   Net  cash provided by operating activities              331,134  120,001
175,260
                                                                  ---------
---------                                 ---------
Cash flows from investing activities:

 Purchase of oil and gas properties           (14,870)  (22,035)  (5,991)
 Sale of oil and gas properties                      -    18,762   32,134
                                                                  ---------
---------                                 ---------
  Net cash (used in) provided by investing
                                           activities    (14,870)   (3,273)
26,143
                                                                  ---------
---------                                 ---------
Cash flows used in financing activities:

 Distributions to partners                   (277,300) (113,111)(187,708)
                                                                  ---------
---------                                 ---------
Net increase in cash and cash
 equivalents                                    38,964     3,617   13,695

 Beginning of period                            26,435    22,818    9,123
                                                                  ---------
---------                                 ---------
 End of period                            $     65,399    26,435   22,818
                                                                  =========
=========                                 =========


(continued)




















                  The accompanying notes are an integral
                   part of these financial statements.

                Southwest Oil & Gas Income Fund X-C, L.P.
                     (a Delaware limited partnership)
                   Statements of Cash Flows, continued
               Years ended December 31, 2000, 1999 and 1998


                                                 2000      1999      1998
                                                 ----      ----      ----

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)                         $    282,522   134,810(104,046)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

   Depreciation, depletion and amortization                38,000    50,000
197,000
  Decrease (increase) in receivables               560  (77,250)  117,244
  Increase (decrease) in payables               10,052    12,441 (34,938)
                                                                    -------
-------                                   -------
Net cash provided by operating activities $    331,134   120,001  175,260
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

     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 2000, 1999 and 1998 the net capitalized costs did not exceed the estimated present value of the oil and gas reserves.

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

     Gas Balancing
     The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method the Partnership recognizes sales revenue on all gas sold. As of December 31, 2000, 1999 and 1998, there were no significant amounts of imbalance in terms of units and value.

     Income Taxes
     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Partnership's tax basis in its net oil and gas properties at December 31, 2000 and 1999 is $35,661 and $70,013, respectively, more than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

     Cash and Cash Equivalents
     For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership maintains its cash at one financial institution.

     Number of Limited Partner Units
     As of December 31, 2000, 1999 and 1998 there were 6,246 limited partner units outstanding held by 291, 291 and 297 partners.

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

     As of December 31, 2000, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance. The amount of such future expenditures is not reliably determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of Partnership's properties.

                Southwest Oil & Gas Income Fund X-C, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


4.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As is usual in the industry and as provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $172,200, $173,800 and $182,000, respectively, for the years ended December 31, 2000, 1999 and 1998. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

     Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $15,000, $4,100 and $4,100 for the year ended December 31, 2000, 1999 and 1998. The Managing General Partner believes that these costs are comparable to similar charges paid by the Partnership to unrelated third parties.

     Southwest Royalties, Inc., the Managing General Partner, was paid $36,000 during 2000, 1999 and 1998, as an administrative fee, for indirect general and administrative overhead expenses.

     Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $112,100 and $122,710 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 2000 and 1999, respectively.

     In addition, a director and officer of the Managing General Partner is a partner in a law firm, with such firm providing legal services to the Partnership. There were no legal services provided for the year ended December 31, 2000, 1999 and 1998.

5.   Major Customers
     The Managing General Partner intends that no material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Two purchasers accounted for 84% of the Partnership's total oil and gas production during 2000: Teppco Crude oil LLC for 73% and Plains Marketing LP for 11%. Three purchasers accounted for 82% of the Partnership's total oil and gas production during 1999: Teppco Crude Oil LLC for 62%, George L. McLeod for 10% and Scurlock Permian LLC for 10%. Three purchasers accounted for 66% of the Partnership's total oil and gas production during 1998: Mesa Pipe Line Company for 30%, Duke Energy Transport and Trad. for 22% and Hal J Rasmussen Operating Inc. for 14%. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

                Southwest Oil & Gas Income Fund X-C, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


6.   Estimated Oil and Gas Reserves (unaudited)
     The Partnership's interest in proved oil and gas reserves is as follows:

                                                    Oil (bbls)    Gas (mcf)
                                                    ----------    ---------

     Proved developed and undeveloped
      reserves -

     January 1, 1998                                 127,000     1,170,000

       Sale of minerals in place                     (3,000)     (100,000)
       Revisions of previous estimates              (41,000)     (392,000)
       Production                                   (43,000)     (105,000)
                                                     -------     ---------
     December 31, 1998                                40,000       573,000

       Revisions of previous estimates               163,000       171,000
       Production                                   (35,000)      (75,000)
                                                     -------     ---------
     December 31, 1999                               168,000       669,000

       Revisions of previous estimates              (23,000)      (78,000)
       Production                                   (30,000)      (28,000)
                                                     -------     ---------
     December 31, 2000                               115,000       563,000
                                                     =======     =========

     Proved developed reserves -

     December 31, 1998                                40,000       536,000
                                                     =======     =========
     December 31, 1999                               168,000       632,000
                                                     =======     =========
     December 31, 2000                               115,000       563,000
                                                     =======     =========

     All of the Partnership's reserves are located within the continental United States.

     *Ryder Scott Petroleum Engineers prepared the reserve and present value data for the Partnership's existing properties as of January 1, 2001. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

     The New York Mercantile Exchange price at December 31, 2000 of $26.80 was used as the beginning basis for the oil price. Oil price adjustments  from  $26.80  per  barrel were  made  in  the  individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of
     $25.08 per barrel in the preparation of the reserve report as of January 1, 2001.

                Southwest Oil & Gas Income Fund X-C, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


6.   Estimated Oil and Gas Reserves (unaudited) - continued
     In the determination of the gas price, the New York Mercantile Exchange price at December 31, 2000 of $9.78 was used as the beginning basis. Gas price adjustments from $9.78 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $9.24 per Mcf in the preparation of the reserve report as of January 1, 2001.

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

     Partnership has reserves which are classified as proved developed producing and proved undeveloped. All of the proved reserves are included in the engineering reports which evaluate the Partnership's present reserves.

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

                Southwest Oil & Gas Income Fund X-C, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


6.   Estimated Oil and Gas Reserves (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2000, 1999 and 1998 is presented below:

                                             2000       1999         1998
                                             ----       ----         ----

     Future cash inflows                $  8,086,000  5,209,000  1,357,000
     Production and development costs      3,243,000  3,008,000    278,000
                                          ----------  ---------  ---------
     Future net cash flows                 4,843,000  2,201,000  1,079,000
     10% annual discount for estimated
       timing of cash flows                2,314,000    861,000    406,000
                                          ----------  ---------  ---------
     Standardized measure of discounted
       future net cash flows            $  2,529,000  1,340,000    673,000
                                          ==========  =========  =========

     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                              2000        1999        1998
                                              ----        ----        ----

     Sales of oil and gas produced,
       net of production costs          $  (354,000)  (225,000)  (144,000)
      Changes in prices and production costs           1,966,000   (45,000)
(339,000)
     Changes of production rates
       (timing) and others                 (121,000)   (48,000)      8,000
     Revisions of previous
       quantities estimates                (436,000)    918,000  (528,000)
     Accretion of discount                   134,000     67,000    159,000
     Sale of minerals in place                     -          -   (76,000)
     Discounted future net
       cash flows -
      Beginning of year                    1,340,000    673,000  1,593,000
                                          ----------  ---------  ---------
      End of year                       $  2,529,000  1,340,000    673,000
                                          ==========  =========  =========

                Southwest Oil & Gas Income Fund X-C, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


7.  Selected Quarterly Financial Results - (unaudited)

                                                 Quarter
                              ----------------------------------------------
                                 First       Second    Third       Fourth
                                 ------     -------    ------      ------
  2000:
     Total revenues           $  221,704    203,848   250,753     256,261
     Total expenses              181,790    163,207   138,732     166,315
     Net income                   39,914     40,641   112,021      89,946
     Net income per limited
      partners unit                 5.54       5.79     15.95       12.82

  1999:
     Total revenues           $  119,514    169,538   226,994     220,143
     Total expenses              156,211    173,810   126,635     144,723
     Net income (loss)          (36,697)    (4,272)   100,359      75,420
     Net income (loss) per limited
      partners unit               (5.62)      (.82)     14.44       10.64

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

     Name                   Age                       Position
--------------------        ---         -----------------------------------
-------
H. H. Wommack, III                      45     Chairman   of   the   Board,
                                        President,
                                        Chief Executive Officer, Treasurer
                                        and Director

H. Allen Corey              44          Secretary and Director

Bill E. Coggin                          46     Vice  President  and   Chief
                                        Financial Officer

J. Steven Person            42          Vice President, Marketing

Paul L. Morris              59          Director

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

J. Steven Person, Vice President, Marketing, assumed his responsibilities with the Managing General Partner as National Marketing Director in 1989. Prior to joining the Managing General Partner, Mr. Person served as Vice President of Marketing for CRI, Inc., and was associated with Capital Financial Group and Dean Witter (1983). He received a B.B.A. from Baylor University in 1982 and an M.B.A. from Houston Baptist University in 1987.

Paul L. Morris has served as a Director of Southwest Royalties Holdings, Inc. since August 1998 and Southwest Royalties, Inc. since September 1998. Mr. Morris is President and CEO of Wagner & Brown, Ltd., one of the largest independently owned oil and gas companies in the United States. Prior to his position with Wagner & Brown, Mr. Morris served as President of Banner Energy and in various managerial positions with the Columbia Gas System, Inc.

Key Employees

Jon P. Tate, Vice President, Land and Assistant Secretary, age 43, assumed his responsibilities with the Managing General Partner in 1989. Prior to joining the Managing General Partner, Mr. Tate was employed by C.F.
Lawrence & Associates, Inc., an independent oil and gas company, as Land Manager from 1981 through 1989. Mr. Tate is a member of the Permian Basin Landman's Association and American Association of Petroleum Landmen. Mr. Tate received his B.B.S. degree from Hardin-Simmons University.

R. Douglas Keathley, Vice President, Operations, age 45, assumed his responsibilities with the Managing General Partner as a Production Engineer in October, 1992. Prior to joining the Managing General Partner, Mr. Keathley was employed for four (4) years by ARCO Oil & Gas Company as senior drilling engineer working in all phases of well production (1988-
1992), eight (8) years by Reading & Bates Petroleum Company as senior petroleum engineer responsible for drilling (1980-1988) and two (2) years by Tenneco Oil Company as drilling engineer responsible for all phases of drilling (1978-1980). Mr. Keathley received his B.S. in Petroleum Engineering in 1977 from the University of Oklahoma.

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

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the Managing General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The Managing General Partner received $36,000 during 2000, 1999 and 1998 as an annual administrative fee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests.

The Managing General Partner owns a nine percent interest in the Partnership as a general partner. Through repurchases of limited partner units, the Managing General Partner also owns 162.0 limited partner units, a 2.6% limited partner interest. The Managing General Partner total percentage interest ownership in the Partnership is 11.3%.

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

                                                   Amount and
                                                   Nature of      Percent
                      Name and Address of          Beneficial        of
 Title of Class         Beneficial Owner           Ownership       Class
-------------------  ---------------------------  ---------------  -------
Limited Partnership  Southwest Royalties, Inc.    Directly Owns    2.6%
 Interest            Managing General Partner     162.0 Units
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. H. Wommack, III           Indirectly Owns  2.6%
 Interest            Chairman of the Board,       162.0 Units
                     President, CEO, Treasurer
                     and Director of Southwest
                     Royalties, Inc., the
                     Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. Allen Corey               Indirectly Owns  2.6%
 Interest            Secretary and Director of    162.0 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     633 Chestnut Street
                     Chattanooga, TN  37450-1800

Limited Partnership  Bill E. Coggin               Indirectly Owns  2.6%
 Interest            Vice President and CFO of    162.0 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  J. Steven Person             Indirectly Owns  2.6%
 Interest            Vice President, Marketing    162.0 Units
                     of Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  Paul L. Morris               Indirectly Owns  2.6%
 Interest            Director of Southwest,       162.0 Units
                     Inc., the Managing
                     General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

There are no arrangements known to the Managing General Partner which may at a subsequent date result in a change of control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

In 2000, the Managing General Partner received $36,000 as an administrative
fee.   This  amount  is  part  of the general and  administrative  expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a working interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $172,200 for administrative overhead attributable to operating such properties during 2000.

Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $15,000 for the year ended December 31, 2000.

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

                  27 Financial Data Schedule

          (b)     Reports on Form 8-K

                  There  were  no  reports filed on  Form  8-K  during  the
              quarter ended December 31, 2000.

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


                          Date:  March 30, 2001


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


Date:  March 30, 2001


By:    /s/ H. Allen Corey
       -----------------------------
       H. Allen Corey, Secretary and
       Director


Date:  March 30, 2001