Form 10-Q
period 2001-03-31
SOUTHWEST OIL & GAS INCOME FUND X-C LP
filed 2001-05-09
CIK 859907

13 of 13

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2000 which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund X-C, L.P.

                              Balance Sheets


                                                 March 31,    December 31,
                                                    2001          2000
                                                 ---------    ------------
                                                (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                    $     66,522        65,399
 Receivable from Managing General Partner          137,702       112,098
 Distribution receivable                                89             -
                                                 ---------     ---------
    Total current assets                           204,313       177,497
                                                 ---------     ---------
Oil and gas properties - using the
 full-cost method of accounting                  2,412,039     2,411,782
  Less accumulated depreciation,
   depletion and amortization                    2,102,496     2,083,496
                                                 ---------     ---------
    Net oil and gas properties                     309,543       328,286
                                                 ---------     ---------
                                              $    513,856       505,783
                                                 =========     =========

  Liabilities and Partners' Equity

Partners' equity:
 General partners                             $        324       (2,383)
 Limited partners                                  513,532       508,166
                                                 ---------     ---------
                                                   513,856       505,783
                                                 ---------     ---------
    Total partners' equity                    $    513,856       505,783
                                                 =========     =========

                Southwest Oil & Gas Income Fund X-C, L.P.

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2001      2000
                                                          ----      ----
  Revenues

Oil and gas                                         $   297,930    221,246
Interest                                                    936        458
                                                        -------    -------
                                                        298,866    221,704
                                                        -------    -------
  Expenses

Production                                              136,521    158,363
General and administrative                               10,272     10,427
Depreciation, depletion and amortization                 19,000     13,000
                                                        -------    -------
                                                        165,793    181,790
                                                        -------    -------
Net income                                          $   133,073     39,914
                                                        =======    =======
Net income allocated to:

  Managing General Partner                          $    13,687      4,762
                                                        =======    =======
  General partner                                   $     1,521        529
                                                        =======    =======
  Limited partners                                  $   117,865     34,623
                                                        =======    =======
   Per limited partner unit                         $    18.87       5.54
                                                        =======    =======

                Southwest Oil & Gas Income Fund X-C, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2001      2000
                                                          ----      ----
Cash flows from operating activities:

  Cash from oil and gas sales                       $   276,614    213,197
  Cash paid to suppliers                              (151,081)  (147,605)
  Interest received                                         936        458
                                                        -------    -------
   Net cash provided by operating activities            126,469     66,050
                                                        -------    -------
Cash flows used in investing activities:

  Additions to oil and gas properties                     (257)      (350)
                                                        -------    -------
Cash flows used in financing activities:

  Distributions to partners                           (125,089)   (49,871)
                                                        -------    -------
Net increase in cash and cash equivalents                 1,123     15,829

  Beginning of period                                    65,399     26,435
                                                        -------    -------
  End of period                                     $    66,522     42,264
                                                        =======    =======

                                                               (continued)

                Southwest Oil & Gas Income Fund X-C, L.P.

                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2001      2000
                                                          ----      ----
Reconciliation of net income to net cash provided by operating activities:

Net income                                          $   133,073     39,914

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               19,000     13,000
  Increase in receivables                              (21,316)    (8,049)
  (Decrease) increase in payables                       (4,288)     21,185
                                                        -------    -------
Net cash provided by operating activities           $   126,469     66,050
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2001, and for the three months ended March 31, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2001, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended March 31, 2001 and 2000.

                                               Three Months
                                                  Ended         Percentage
                                                March 31,        Increase
                                              2001      2000    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   25.12     24.87        1%
Average price per mcf of gas              $    7.27      1.76      313%
Oil production in barrels                     7,000     8,000     (13%)
Gas production in mcf                        16,800    12,700       32%
Gross oil and gas revenue                 $ 297,930   221,246       35%
Net oil and gas revenue                   $ 161,409    62,883      157%
Partnership distributions                 $ 125,000    50,000      150%
Limited partner distributions             $ 112,500    45,000      150%
Per unit distribution to limited
 partners                                 $   18.01      7.20      150%
Number of limited partner units               6,246     6,246

Revenues

The Partnership's oil and gas revenues increased to $297,930 from $221,246 for the quarters ended March 31, 2001 and 2000, respectively, an increase of 35%. The principal factors affecting the comparison of the quarters ended March 31, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000 by 1%, or $.25 per barrel, resulting in an increase of approximately $1,800 in revenues. Oil sales represented 59% of total oil and gas sales during the quarter ended March 31, 2001 as compared to 90% during the quarter ended March 31, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 313%, or $5.51 per mcf, resulting in an increase of approximately $92,600 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $94,400. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,000 barrels or 13% during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000, resulting in a decrease of approximately $24,900 in revenues.

    Gas production increased approximately 4,100 mcf or 32% during the same period, resulting in an increase of approximately $7,200 in revenues.

    The net total decrease in revenues due to the change in production is approximately $17,700. The increase in gas production is due to a successful low cost workover performed on a non-operated lease during 2000.

Costs and Expenses

Total costs and expenses decreased to $165,793 from $181,790 for the quarters ended March 31, 2001 and 2000, respectively, a decrease of 9%. The decrease is the result of lower lease operating costs and general and administrative expense, partially offset by an increase in depletion expense.

1.  Lease  operating  costs  and  production  taxes  were  14%  lower,   or
    approximately $21,800 less during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $200 during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000.

3. Depletion expense increased to $19,000 for the quarter ended March 31, 2001 from $13,000 for the same period in 2000. This represents an increase of 46%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were a increase in the price of oil used to determine the Partnerships reserves and the increase in oil and gas sales.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $126,500 in the quarter ended March 31, 2001 as compared to approximately $66,100 in the quarter ended March 31, 2000. The primary source of the 2001 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $300 in the quarter ended March 31, 2001 as compared to approximately $350 in the quarter ended March 31, 2000. The principle use of the 2001 cash flow from investing activities was the additions of oil and gas properties.

Cash flows used in financing activities were approximately $125,100 in the quarter ended March 31, 2001 as compared to approximately $49,900 in the quarter ended March 31, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 2001 were $125,000 of which $112,500 was distributed to the limited partners and $12,500 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2001 was $18.01. Total distributions during the quarter ended March 31, 2000 were $50,000 of which $45,000 was distributed to the limited partners and $5,000 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2000 was $7.20.

The sources for the 2001 distributions of $125,000 were oil and gas operations of approximately $126,500, resulting in excess cash for contingencies or subsequent distributions to partners. The sources for the 2000 distributions of $50,000 were oil and gas operations of approximately $66,100 and the change of oil and gas properties of approximately $(350), resulting in excess cash for contingencies or subsequent distributions to partners.

Since inception of the Partnership, cumulative monthly cash distributions of $3,439,322 have been made to the partners. As of March 31, 2001, $3,114,218 or $498.59 per limited partner unit has been distributed to the limited partners, representing a 100% return of the capital contributed.

As of March 31, 2001, the Partnership had approximately $204,300 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

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

               (a)  Reports on Form 8-K:

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



Date:  May 15, 2001