Form 10-Q
period 2001-06-30
SOUTHWEST OIL & GAS INCOME FUND X-C LP
filed 2001-08-01
CIK 859907

14 of 14
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2000 which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund X-C, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   2001            2000
                                                ---------      ------------
                                               (unaudited)
  Assets
  ------
Current assets:
 Cash and cash equivalents                    $     82,570        65,399
 Receivable from Managing General Partner           65,021       112,098
                                                 ---------     ---------
    Total current assets                           147,591       177,497
                                                 ---------     ---------
Oil and gas properties - using the
 full-cost method of accounting                  2,411,605     2,411,782
  Less accumulated depreciation,
   depletion and amortization                    2,133,496     2,083,496
                                                 ---------     ---------
    Net oil and gas properties                     278,109       328,286
                                                 ---------     ---------
                                              $    425,700       505,783
                                                 =========     =========

  Liabilities and Partners' Equity
  --------------------------------
Partners' equity:
 General partners                             $    (5,391)       (2,383)
 Limited partners                                  431,091       508,166
                                                 ---------     ---------
                                                   425,700       505,783
                                                 ---------     ---------
    Total partners' equity                    $    425,700       505,783
                                                 =========     =========

                Southwest Oil & Gas Income Fund X-C, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2001      2000        2001      2000
                                   -----     -----       -----     -----

  Revenues
  --------
Oil and gas                   $   200,383    203,241    498,314    424,486
Interest                            1,067        607      2,003      1,065
                                  -------    -------    -------    -------
                                  201,450    203,848    500,317    425,551
                                  -------    -------    -------    -------

  Expenses
  --------
Production                        148,168    148,873    284,734    307,236
General and administrative         10,438     10,334     20,666     20,760
Depreciation, depletion and
 amortization                      31,000      4,000     50,000     17,000
                                  -------    -------    -------    -------
                                  189,606    163,207    355,400    344,996
                                  -------    -------    -------    -------
Net income                    $    11,844     40,641    144,917     80,555
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $     3,856      4,018     17,543      8,780
                                  =======    =======    =======    =======
 General Partner              $       428        446      1,949        975
                                  =======    =======    =======    =======
 Limited Partners             $     7,560     36,177    125,425     70,800
                                  =======    =======    =======    =======
  Per limited partner unit    $      1.21      5.79       20.08     11.34
                                  =======    =======    =======    =======

                Southwest Oil & Gas Income Fund X-C, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2001      2000
                                                         -----     -----

Cash flows from operating activities:

 Cash received from sale of oil and gas             $   550,219    428,316
 Cash paid to suppliers                               (310,228)  (308,034)
 Interest received                                        2,003      1,065
                                                        -------    -------
  Net cash provided by operating activities             241,994    121,347
                                                        -------    -------
Cash flows from investing activities:

 Sale of oil and gas properties                             177      1,046
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                            (225,000)  (100,000)
                                                        -------    -------

Net increase in cash and cash equivalents                17,171     22,393

 Beginning of period                                     65,399     26,435
                                                        -------    -------
 End of period                                      $    82,570     48,828
                                                        =======    =======
Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $   144,917     80,555

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization               50,000     17,000
  Decrease in receivables                                51,905      3,830
  (Decrease) increase in payables                       (4,828)     19,962
                                        -------            -------
Net cash provided by operating activities           $   241,994    121,347
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2001, and for the three and six months ended June 30, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Based  on  current  conditions, management does not  anticipate  performing
workovers  in  2001.   The Partnership could possibly experience  a  normal
decline of 10% to 11%.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2001, the net capitalized costs did not exceed the estimated present value of the oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended June 30, 2001 and 2000:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2001       2000    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    23.89     25.97     (8%)
Average price per mcf of gas             $     3.54      3.19      11%
Oil production in barrels                     7,200     7,500     (4%)
Gas production in mcf                        15,500     9,600      61%
Gross oil and gas revenue                $  200,383   203,241     (1%)
Net oil and gas revenue                  $   52,215    54,368     (4%)
Partnership distributions                $  100,000    50,000     100%
Limited partner distributions            $   90,000    45,000     100%
Per unit distribution to limited
 partners                                $    14.41      7.20     100%
Number of limited partner units               6,246     6,246

Revenues

The Partnership's oil and gas revenues decreased to $200,383 from $203,241 for the quarters ended June 30, 2001 and 2000, respectively, a decrease of 1%. The principal factors affecting the comparison of the quarters ended June 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000 by 8%, or $2.08 per barrel, resulting in a decrease of approximately $15,000 in revenues. Oil sales represented 76% of total oil and gas sales during the quarter ended June 30, 2001 as compared to 86% during the quarter ended June 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 11%, or $.35 per mcf, resulting in an increase of approximately $5,400 in revenues.

    The net total decrease in revenues due to the change in prices received from oil and gas production is approximately $9,600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 300 barrels or 4% during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000, resulting in a decrease of approximately $7,800 in revenues.

    Gas production increased approximately 5,900 mcf or 61% during the same period, resulting in an increase of approximately $18,800 in revenues.

    The net total increase in revenues due to the change in production is approximately $11,000. The increase in gas production is in relation to an unsuccessful workover, which was performed on a non-operated lease during 2000. The workover caused the well to shut down and was determined to be unrecoverable. During the six months ended June 30, 2001, a new well on the same lease was brought on line and has proven successful in replacing the lost production of the old well.


Costs and Expenses

Total costs and expenses increased to $189,606 from $163,207 for the quarters ended June 30, 2001 and 2000, respectively, an increase of 16%. The increase is the result of higher general and administrative and depletion expense, partially offset by a decrease in lease operating expense.

1. Lease operating costs and production taxes were less than 1% lower, or approximately $700 less during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $100 during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000.

3. Depletion expense increased to $31,000 for the quarter ended June 30, 2001 from $4,000 for the same period in 2000. This represents an increase of 675%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for July 1, 2001 as compared to 2000.

B.   General  Comparison of the Six Month Periods Ended June 30,  2001  and
2000

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2001 and 2000:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2001       2000    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    24.37     25.73     (5%)
Average price per mcf of gas             $     4.95      3.54      40%
Oil production in barrels                    14,200    15,300     (7%)
Gas production in mcf                        30,700     8,700     253%
Gross oil and gas revenue                $  498,314   424,486      17%
Net oil and gas revenue                  $  213,580   117,250      82%
Partnership distributions                $  225,000   100,000     125%
Limited partner distributions            $  202,500    90,000     125%
Per unit distribution to limited
 partners                                $    32.42     14.41     125%
Number of limited partner units               6,246     6,246

Revenues

The Partnership's oil and gas revenues increased to $498,314 from $424,486 for the six months ended June 30, 2001 and 2000, respectively, an increase of 17%. The principal factors affecting the comparison of the six months ended June 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 by 5%, or $1.36 per barrel, resulting in a decrease of approximately $19,300 in revenues. Oil sales represented 69% of total oil and gas sales during the six months ended June 30, 2001 as compared to 93% during the six months ended June 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 40%, or $1.41 per mcf, resulting in an increase of approximately $43,300 in revenues.

    The net total increase in revenues due to the change in prices received from oil and gas production is approximately $24,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,100 barrels or 7% during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, resulting in a decrease of approximately $28,300 in revenues.

    Gas production increased approximately 22,000 mcf or 253% during the same period, resulting in an increase of approximately $77,900 in revenues.

    The net total increase in revenues due to the change in production is approximately $49,600. The increase in gas production is in relation to an unsuccessful workover, which was performed on a non-operated lease during 2000. The workover caused the well to shut down and was determined to be unrecoverable. During the six months ended June 30, 2001, a new well on the same lease was brought on line and has proven successful in replacing the lost production of the old well.

Costs and Expenses

Total costs and expenses increased to $355,400 from $344,996 for the six months ended June 30, 2001 and 2000, respectively, an increase of 3%. The increase is the result of a higher depletion expense, partially offset by a decrease in general and administrative expense and lease operating costs.

1.  Lease   operating  costs  and  production  taxes  were  7%  lower,   or
    approximately $22,500 less during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased less than 1% or approximately $100 during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

3. Depletion expense increased to $50,000 for the six months ended June 30, 2001 from $17,000 for the same period in 2000. This represents an increase of 194%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for July 1, 2001 as compared to 2000, and the increase in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $242,000 in the six months ended June 30, 2001 as compared to approximately $121,300 in the six months ended June 30, 2000. The primary source of the 2001 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $200 in the six months ended June 30, 2001 as compared to approximately $1,000 in the six months ended June 30, 2000. The principle source of the 2001 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $225,000 in the six months ended June 30, 2001 as compared to approximately $100,000 in the six months ended June 30, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2001 were $225,000 of which $202,500 was distributed to the limited partners and $22,500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2001 was $32.42. Total distributions during the six months ended June 30, 2000 were $100,000 of which $90,000 was distributed to the limited partners and $10,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2000 was $14.41.

The  source  for  the  2001  distributions of  $225,000  was  oil  and  gas operations of approximately $242,000, and the change in oil and gas properties of approximately $200, resulting in excess cash for contingencies or subsequent distributions. The source for the 2000 distributions of $100,000 was oil and gas operations of approximately $121,300 and the change in oil and gas properties of approximately $1,000, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $3,539,322 have been made to the partners. As of June 30, 2001, $3,204,218 or $513.00 per limited partner unit has been distributed to the limited partners, representing a 103% return of the capital contributed.

As of June 30, 2001, the Partnership had approximately $147,600 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

               (a)  Reports on Form 8-K:

                     No  reports on Form 8-K were filed during the  quarter
               ended June 30, 2001.

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

Date: August 15, 2001