Form 10-Q
period 2001-09-30
SOUTHWEST OIL & GAS INCOME FUND X-C LP
filed 2001-11-13
CIK 859907

Page 14 of 14
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 2000, which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil and Gas Income Fund X-C, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   2001           2000
                                              -------------   ------------
                                               (unaudited)
Assets
------
Current assets:
 Cash and cash equivalents                    $     46,678        65,399
 Receivable from Managing General Partner           31,622       112,098
                                                 ---------     ---------
    Total current assets                            78,300       177,497
                                                 ---------     ---------
Oil and gas properties - using the
 full-cost method of accounting                  2,414,515     2,411,782
  Less accumulated depreciation,
   depletion and amortization                    2,186,496     2,083,496
                                                 ---------     ---------
    Net oil and gas properties                     228,019       328,286
                                                 ---------     ---------
                                              $    306,319       505,783
                                                 =========     =========

Liabilities and Partners' Equity
--------------------------------
Partners' equity:
 General partners                             $   (12,029)       (2,383)
 Limited partners                                  318,348       508,166
                                                 ---------     ---------
                                                   306,319       505,783
                                                 ---------     ---------
    Total partners' equity                    $    306,319       505,783
                                                 =========     =========

                Southwest Oil and Gas Income Fund X-C, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended    Nine Months Ended
                                   September 30,         September 30,
                                   2001      2000         2001      2000
                                   ----      ----         ----      ----
Revenues
--------
Oil and gas                  $   180,666   249,871     678,980   674,358
Interest                             696       882       2,699     1,947
                                 -------   -------     -------   -------
                                 181,362   250,753     681,679   676,305
                                 -------   -------     -------   -------
Expenses
--------
Production                       137,487   116,490     422,221   423,726
General and administrative        10,256    10,242      30,922    31,002
Depreciation, depletion and
 amortization                     53,000    12,000     103,000    29,000
                                 -------   -------     -------   -------
200,743                138,732   556,143   483,728
                                 -------   -------     -------   -------
Net income (loss)            $  (19,381)   112,021     125,536   192,577
                                 =======   =======     =======   =======

Net income (loss) allocated to:

 Managing General Partner    $     3,026    11,162      20,569    19,942
                                 =======   =======     =======   =======
 General Partner             $       336     1,240       2,285     2,216
                                 =======   =======     =======   =======
 Limited Partners            $  (22,743)    99,619     102,682   170,419
                                 =======   =======     =======   =======
  Per limited partner unit   $    (3.64)     15.95       16.44     27.28
                                 =======   =======     =======   =======

                Southwest Oil and Gas Income Fund X-C, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                       Nine Months Ended
                                                         September 30,
                                                        2001        2000
                                                        ----        ----
Cash flows from operating activities

 Cash received from oil and gas sales              $  763,526    668,677
 Cash paid to suppliers                             (457,213)  (446,096)
 Interest received                                      2,699      1,947
                                                      -------    -------
  Net cash provided by operating activities           309,012    224,528
                                                      -------    -------
Cash flows used in investing activities

 Additions to oil and gas properties                  (2,733)    (6,869)
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                          (325,000)  (179,908)
                                                      -------    -------
Net (decrease) increase in cash and cash equivalents            (18,721)
37,751

 Beginning of period                                   65,399     26,435
                                                      -------    -------
 End of period                                     $   46,678     64,186
                                                      =======    =======
Reconciliation of net income to net
 cash provided by operating activities

Net income                                         $  125,536    192,577

Adjustments to reconcile net income to
 net cash provided by operating activities

 Depreciation, depletion and amortization             103,000     29,000
 Decrease (increase) in receivables                    84,546    (5,681)
 (Decrease) increase in payables                      (4,070)      8,632
                                                    ---------  ---------
Net cash provided by operating activities          $  309,012    224,528
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2001, and for the three and nine months ended September 30, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2001, the net capitalized costs did not exceed the estimated present value of the oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended September 30, 2001 and 2000:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2001      2000   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   21.89     28.46    (23%)
Average price per mcf of gas               $    1.97      3.97    (50%)
Oil production in barrels                      7,300     7,400     (1%)
Gas production in mcf                         14,000     9,500      47%
Gross oil and gas revenue                  $ 180,666   249,871    (28%)
Net oil and gas revenue                    $  43,179   133,381    (68%)
Partnership distributions                  $ 100,000    80,000      25%
Limited partner distributions              $  90,000    72,000      25%
Per unit distribution to limited partners  $   14.41     11.53      25%
Number of limited partner units                6,246     6,246

Revenues

The Partnership's oil and gas revenues decreased to $180,666 from $249,871 for the quarters ended September 30, 2001 and 2000, respectively, a decrease of 28%. The principal factors affecting the comparison of the quarters ended September 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000 by 23%, or $6.57 per barrel, resulting in a decrease of approximately $48,000 in revenues. Oil sales represented 85% of total oil and gas sales during the quarter ended September 30, 2001 as compared to 85% during the quarter ended September 30, 2000.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 50%, or $2.00 per mcf, resulting in a decrease of approximately $28,000 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $76,000. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 100 barrels or 1% during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000, resulting in a decrease of approximately $2,800 in revenues.

    Gas production increased approximately 4,500 mcf or 47% during the same period, resulting in an increase of approximately $17,900 in revenues.

    The net total increase in revenues due to the change in production is approximately $15,100. The increase in gas production is in relation to an unsuccessful workover, which was performed on a non-operated lease during 2000. The workover caused the well to shut down and was determined to be unrecoverable. During the nine months ended September 30, 2001, a new well on the same lease was brought on line and has proven successful in replacing the lost production of the old well.

Costs and Expenses

Total costs and expenses increased to $200,743 from $138,732 for the quarters ended September 30, 2001 and 2000, respectively, an increase of 45%. The increase is the result of higher lease operating costs, depletion expense and general and administrative expense.

1. Lease operating costs and production taxes were 18% higher, or approximately $21,000 more during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000. The increase in lease operating expense is due to a workover and maintenance on one lease being performed in 2001.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased less than 1% or approximately $14 during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000.

3. Depletion expense increased to $53,000 for the quarter ended September 30, 2001 from $12,000 for the same period in 2000. This represents an increase of 342%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for October 1, 2001 as compared to 2000, and the decrease in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

B.   General Comparison of the Nine Month Periods Ended September 30,  2001
and 2000

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2001 and 2000:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2001      2000   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   23.18     26.97    (14%)
Average price per mcf of gas               $    4.21      3.65      15%
Oil production in barrels                     21,400    22,600     (5%)
Gas production in mcf                         43,400    17,800     144%
Gross oil and gas revenue                  $ 678,980   674,358       1%
Net oil and gas revenue                    $ 256,759   250,632       2%
Partnership distributions                  $ 325,000   180,000      81%
Limited partner distributions              $ 292,500   162,000      81%
Per unit distribution to limited partners  $   46.83     25.94      81%
Number of limited partner units                6,246     6,246

Revenues

The Partnership's oil and gas revenues increased to $678,980 from $674,358 for the nine months ended September 30, 2001 and 2000, respectively, an increase of 1%. The principal factors affecting the comparison of the nine months ended September 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 by 14%, or $3.79 per barrel, resulting in a decrease of approximately $81,100 in revenues. Oil sales represented 73% of total oil and gas sales during the nine months ended September 30, 2001 as compared to 90% during the nine months ended September 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 15%, or $.56 per mcf, resulting in an increase of approximately $24,300 in revenues.

    The net total decrease in revenues due to the change in prices received from oil and gas production is approximately $56,800. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,200 barrels or 5% during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, resulting in a decrease of approximately $32,400 in revenues.

    Gas production increased approximately 25,600 mcf or 144% during the same period, resulting in an increase of approximately $93,400 in revenues.

    The net total increase in revenues due to the change in production is approximately $61,000. The increase in gas production is in relation to an unsuccessful workover, which was performed on a non-operated lease during 2000. The workover caused the well to shut down and was determined to be unrecoverable. During the nine months ended September 30, 2001, a new well on the same lease was brought on line and has proven successful in replacing the lost production of the old well.

Costs and Expenses

Total costs and expenses increased to $556,143 from $483,728 for the nine months ended September 30, 2001 and 2000, respectively, an increase of 15%. The increase is the result of higher depletion expense, partially offset by a decrease in lease operating costs and general and administrative expense.

1. Lease operating costs and production taxes were less than 1% lower, or approximately $1,500 less during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased less than 1% or approximately $100 during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

3. Depletion expense increased to $103,000 for the nine months ended September 30, 2001 from $29,000 for the same period in 2000. This represents an increase of 255%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for October 1, 2001 as compared to 2000, and the decrease in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $309,000 in the nine months ended September 30, 2001 as compared to approximately $224,500 in the nine months ended September 30, 2000. The primary source of the 2001 cash flow from operating activities was profitable operations.

Cash flows used in investing activities were approximately $2,700 in the nine months ended September 30, 2001 as compared to approximately $6,900 in the nine months ended September 30, 2000. The principle use of the 2001 cash flow from investing activities was the change to oil and gas properties.

Cash flows used in financing activities were approximately $325,000 in the nine months ended September 30, 2001 as compared to approximately $179,900 in the nine months ended September 30, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2001 were $325,000 of which $292,500 was distributed to the limited partners and $32,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2001 was $46.83. Total distributions during the nine months ended September 30, 2000 were $180,000 of which $162,000 was distributed to the limited partners and $18,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2000 was $25.94.

The source for the 2001 distributions of $325,000 was oil and gas operations of approximately $309,000, the change in oil and gas property of approximately $(2,700), with the balance from available cash on hand at the beginning of the period. The sources for the 2000 distributions of $180,000 were oil and gas operations of approximately $224,500 and the change in oil and gas property of approximately $(6,900), resulting in excess cash for contingencies or subsequent distribution.

Since inception of the Partnership, cumulative monthly cash distributions of $ 3,639,322 have been made to the partners. As of September 30, 2001, $3,294,218 or $527.42 per limited partner unit has been distributed to the limited partners, representing a 106% return of the capital contributed.

As of September 30, 2001, the Partnership had approximately $78,300 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

         (a) No reports on form 8-K were filed during the quarter for which this report is filed.

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

Date:     November 14, 2001