Form 10-Q
period 2002-06-30
SOUTHWEST OIL & GAS INCOME FUND X-C LP
filed 2002-08-14
CIK 859907

16 of 16
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2001 which are found in the Registrant's Form 10-K Report for 2001 filed with the Securities and Exchange Commission. The December 31, 2001 balance sheet included herein has been taken from the Registrant's 2001 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil & Gas Income Fund X-C, L.P.

                              Balance Sheets


                                                    June 30,    December 31,
                                                      2002          2001
                                                   ---------    ------------
                                                  (unaudited)
  Assets
  ------

Current assets:
 Cash and cash equivalents                $           18,691       28,071
 Receivable from Managing General Partner             17,705       38,135

---------                                 ---------
                                               Total     current     assets
36,396                                    66,206

---------                                 ---------
Oil and gas properties - using the full-
 cost method of accounting                         2,437,320    2,418,934
  Less accumulated depreciation,
                                             depletion   and   amortization
2,235,496                                 2,215,496

---------                                 ---------
                                            Net   oil  and  gas  properties
201,824                                   203,438

---------                                 ---------
                                                                          $
238,220                                   269,644

=========                                 =========

  Liabilities and Partners' Equity
  --------------------------------

Current liability - Distribution payable  $              131          131

---------                                 ---------
Partners' equity:
 General partners                                   (13,952)     (12,810)
 Limited partners                                    252,041      282,323

---------                                 ---------
                                              Total     partners'    equity
238,089                                   269,513

---------                                 ---------
                                                                          $
238,220                                   269,644

=========                                 =========

                Southwest Oil & Gas Income Fund X-C, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    2002      2001        2002      2001
                                   -----     -----       -----     -----

  Revenues
  --------
Oil and gas                   $   174,722    200,383    309,316    498,314
Interest                               34      1,067         89      2,003
                                  -------    -------    -------    -------
                                  174,756    201,450    309,405    500,317
                                  -------    -------    -------    -------

  Expenses
  --------
Production                        161,565    148,168    300,294    284,734
General and administrative         10,220     10,438     20,535     20,666
Depreciation, depletion and
 amortization                      11,000     31,000     20,000     50,000
                                  -------    -------    -------    -------
                                  182,785    189,606    340,829    355,400
                                  -------    -------    -------    -------
Net (loss) income             $   (8,029)     11,844   (31,424)    144,917
                                  =======    =======    =======    =======
Net (loss) income allocated to:

 Managing General Partner     $       267      3,856    (1,028)     17,543
                                  =======    =======    =======    =======
 General Partner              $        30        428      (114)      1,949
                                  =======    =======    =======    =======
 Limited Partners             $   (8,326)      7,560   (30,282)    125,425
                                  =======    =======    =======    =======
  Per limited partner unit    $    (1.33)      1.21      (4.85)     20.08
                                  =======    =======    =======    =======

                Southwest Oil & Gas Income Fund X-C, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2002      2001
                                                         -----     -----

Cash flows from operating activities:

 Cash received from sale of oil and gas             $   284,475    550,219
 Cash paid to suppliers                               (275,558)  (310,228)
 Interest received                                           89      2,003
                                                        -------    -------
  Net cash provided by operating activities               9,006    241,994
                                                        -------    -------
Cash flows from investing activities:

 Additions to oil and gas properties                   (18,386)          -
 Sale of oil and gas properties                               -        177
                                                        -------    -------
  Net cash (used in)
        (18,386)          177
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                                    -  (225,000)
                                                        -------    -------

Net (decrease) increase in
          (9,380)                                    17,171

 Beginning of period                                     28,071     65,399
                                                        -------    -------
 End of period                                      $    18,691     82,570
                                                        =======    =======
Reconciliation of net (loss) income to net cash provided by operating activities:

Net (loss) income                                   $  (31,424)    144,917

Adjustments to reconcile net (loss) income to net cash provided by operating activities:

  Depreciation, depletion and amortization               20,000     50,000
  (Increase) decrease in receivables                   (24,841)     51,905
  Increase (decrease) in payables                        45,271    (4,828)
 -------                         -------
Net cash provided by operating activities           $     9,006    241,994
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2002, and for the three and six months ended June 30, 2002, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2002, the net capitalized costs did not exceed the estimated present value of the oil and gas reserves.

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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2002 and 2001

The following table provides certain information regarding performance factors for the quarters ended June 30, 2002 and 2001:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2002       2001    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    22.55     23.89     (6%)
Average price per mcf of gas             $     2.54      3.54    (28%)
Oil production in barrels                     6,700     7,200     (7%)
Gas production in mcf                         9,300    15,500    (40%)
Gross oil and gas revenue                $  174,722   200,383    (13%)
Net oil and gas revenue                  $   13,157    52,215    (75%)
Partnership distributions                $        -   100,000   (100%)
Limited partner distributions            $        -    90,000   (100%)
Per unit distribution to limited
 partners                                $        -     14.41   (100%)
Number of limited partner units               6,246     6,246

Revenues

The Partnership's oil and gas revenues decreased to $174,722 from $200,383 for the quarters ended June 30, 2002 and 2001, respectively, a decrease of 13%. The principal factors affecting the comparison of the quarters ended June 30, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001 by 6%, or $1.34 per barrel, resulting in a decrease of approximately $9,000 in revenues. Oil sales represented 86% of total oil and gas sales during the quarter ended June 30, 2002 as compared to 76% during the quarter ended June 30, 2001.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 28%, or $1.00 per mcf, resulting in a decrease of approximately $9,300 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $18,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 500 barrels or 7% during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001, resulting in a decrease of approximately $11,900 in revenues.

    Gas production decreased approximately 6,200 mcf or 40% during the same period, resulting in a decrease of approximately $21,900 in revenues.

    The  total  decrease  in revenues due to the change  in  production  is approximately $33,800. Gas production is down primarily due to downtime on one lease in addition to a non-operated lease having a steep natural decline.

Costs and Expenses

Total costs and expenses decreased to $182,785 from $189,606 for the quarters ended June 30, 2002 and 2001, respectively, a decrease of 4%. The decrease is the result of lower general and administrative and depletion expense, partially offset by an increase in lease operating expense.

1.  Lease  operating  costs  and  production  taxes  were  9%  higher,   or
    approximately $13,400 more during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $200 during the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001.

3. Depletion expense decreased to $11,000 for the quarter ended June 30, 2002 from $31,000 for the same period in 2001. This represents a decrease of 65%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. The contributing factor to the decrease in depletion expense between the comparative periods was the decrease in oil and gas revenues received by the Partnership during 2002 as compared to 2001.

B.   General  Comparison of the Six Month Periods Ended June 30,  2002  and
2001

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2002 and 2001:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2002       2001    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    19.52     24.37    (20%)
Average price per mcf of gas             $     2.22      4.95    (55%)
Oil production in barrels                    13,500    14,200     (5%)
Gas production in mcf                        20,600    30,700    (33%)
Gross oil and gas revenue                $  309,316   498,314    (38%)
Net oil and gas revenue                  $    9,022   213,580    (96%)
Partnership distributions                $        -   225,000   (100%)
Limited partner distributions            $        -   202,500   (100%)
Per unit distribution to limited
 partners                                $        -     32.42   (100%)
Number of limited partner units               6,246     6,246

Revenues

The Partnership's oil and gas revenues decreased to $309,316 from $498,314 for the six months ended June 30, 2002 and 2001, respectively, a decrease of 38%. The principal factors affecting the comparison of the six months ended June 30, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 by 20%, or $4.85 per barrel, resulting in a decrease of approximately $65,500 in revenues. Oil sales represented 85% of total oil and gas sales during the six months ended June 30, 2002 as compared to 69% during the six months ended June 30, 2001.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 55%, or $2.73 per mcf, resulting in a decrease of approximately $56,200 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $121,700. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 700 barrels or 5% during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001, resulting in a decrease of approximately $17,100 in revenues.

    Gas production decreased approximately 10,100 mcf or 33% during the same period, resulting in a decrease of approximately $50,000 in revenues.

    The  total  decrease  in revenues due to the change  in  production  is approximately $67,100. Gas production is down primarily due to downtime on one lease in addition to a non-operated lease having a steep natural decline.

Costs and Expenses

Total costs and expenses decreased to $340,829 from $355,400 for the six months ended June 30, 2002 and 2001, respectively, a decrease of 4%. The decrease is the result of a lower depletion expense and general and administrative expense, partially offset by an increase in lease operating costs.

1.  Lease  operating  costs  and  production  taxes  were  5%  higher,   or
    approximately $15,600 more during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $100 during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

3. Depletion expense decreased to $20,000 for the six months ended June 30, 2002 from $50,000 for the same period in 2001. This represents a decrease of 60%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. The contributing factor to the decrease in depletion expense between the comparative periods was the decrease in oil and gas revenues received by the Partnership during 2002 as compared to 2001.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $9,000 in the six months ended June 30, 2002 as compared to approximately $242,000 in the six months ended June 30, 2001. The primary source of the 2002 cash flow from operating activities was profitable operations.

Cash flows (used in) provided by investing activities were approximately $(18,400) in the six months ended June 30, 2002 as compared to approximately $200 in the six months ended June 30, 2001. The principle use of the 2002 cash flow from investing activities was the addition to oil and gas properties.

Cash flows used in financing activities were none in the six months ended June 30, 2002 as compared to approximately $225,000 in the six months ended June 30, 2001. The only use in financing activities was the distributions to partners.

There were no distributions during the six months ended June 30, 2002. Total distributions during the six months ended June 30, 2001 were $225,000 of which $202,500 was distributed to the limited partners and $22,500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2001 was $32.42.

The  source  for  the  2001  distributions of  $225,000  was  oil  and  gas operations of approximately $242,000, and the change in oil and gas properties of approximately $200, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $3,675,801 have been made to the partners. As of June 30, 2002, $3,327,049 or $532.67 per limited partner unit has been distributed to the limited partners, representing a 107% return of the capital contributed.

As of June 30, 2002, the Partnership had approximately $36,300 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

On October 3, 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed" and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Managing General Partner believes that the impact from SFAS No. 144 on the Partnerships financial position and results of operation should not be significantly different from that of SFAS No. 121.

     In April 2002, FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds or amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This standard is effective for fiscal years beginning after May 15, 2002. The Managing General Partner believes that the adoption of this statement will not have a significant impact on the Partnerships financial statements.

     In July 2002, FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" which establishes requirements for financial accounting and reporting for costs associated with exit or disposal activities. This standard is effective for exit or disposal activities initiated after December 31, 2002. The Managing General Partner is currently assessing the impact of this statement on the Partnerships' future financial statements.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

             (a)     Reports on Form 8-K:

   No reports on Form 8-
             K were filed during the quarter ended June 30, 2002.

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

Date: August 14, 2002