Form 10-Q
period 2002-09-30
SOUTHWEST OIL & GAS INCOME FUND X-C LP
filed 2002-11-15
CIK 859907

Page 14 of 20
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

                            Yes __X__ No _____

         The total number of pages contained in this report is 20.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 2001, which are found in the Registrant's Form 10-K Report for 2001 filed with the Securities and Exchange Commission. The December 31, 2001 balance sheet included herein has been taken from the Registrant's 2001 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year.

                Southwest Oil and Gas Income Fund X-C, L.P.

                              Balance Sheets

                                          September        December
                                             30,             31,
                                             2002            2001
                                         -----------      ---------
                                         (unaudited)
Assets
------
Current assets:
 Cash and cash equivalents             $   18,726          28,071
   Receivable  from  Managing  General     54,877          38,135
Partner
                                         ---------       ---------
   Total current assets                    73,603          66,206
                                         ---------       ---------
Oil  and  gas properties -  using  the
full-
 cost method of accounting               2,440,030       2,418,934
  Less accumulated depreciation,
   depletion and amortization            2,244,496       2,215,496
                                         ---------       ---------
   Net oil and gas properties             195,534         203,438
                                         ---------       ---------
                                       $ 269,137          269,644
                                         =========       =========

Liabilities and Partners' Equity
--------------------------------

Current   liability   -   distribution $ 131                  131
payable
                                         ---------       ---------
Partners' equity:
 General partners                         (9,961)        (12,810)
 Limited partners                         278,967        282,323
                                         ---------       ---------
   Total partners' equity                269,006          269,513
                                         ---------       ---------
                                       $ 269,137          269,644
                                         =========       =========

                Southwest Oil and Gas Income Fund X-C, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended  Nine Months Ended
                                   September 30,       September 30,
                                   2002      2001      2002     2001
                                   ----      ----      ----     ----
Revenues
--------
Oil and Gas                   $  199,133   180,666   508,449   678,980
Interest                         34        696       124       2,699
                                 -------   -------   -------   -------
                                 199,167   181,362   508,573   681,679
                                 -------   -------   -------   -------

Expenses
--------
Production                       147,897   137,487   448,192   422,221
General and administrative       11,353     10,256    31,888   30,922
Depreciation, depletion and
 amortization                    9,000      53,000    29,000   103,000
                                 -------   -------   -------   -------
                                 168,250   200,743             556,143
                                                     509,080
                                 -------   -------   -------   -------
Net income (loss)             $  30,917    (19,381)            125,536
                                                     (507)
                                 =======   =======   =======   =======

Net income (loss) allocated
to:

Managing General Partner      $  3,593       3,026     2,564   20,569
                                 =======   =======   =======   =======
General Partner               $  399           336       285   2,285
                                 =======   =======   =======   =======
Limited Partners              $  26,925    (22,743)  (3,356)   102,682
                                 =======   =======   =======   =======
 Per limited partner unit     $     4.31    (3.64)     (.54)   16.44
                                 =======   =======   =======   =======

                Southwest Oil and Gas Income Fund X-C, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                     Nine Months Ended
                                                       September 30,
                                                       2002     2001
                                                       ----     ----
Cash flows from operating activities

 Cash received from oil and gas sales             $  474,937  763,526
 Cash paid to suppliers                              (463,31  (457,213
                                                     0)       )
 Interest received                                   124      2,699
                                                     -------  -------
   Net cash provided by operating activities         11,751   309,012
                                                     -------  -------
Cash flows used in investing activities

 Additions to oil and gas properties                 (21,096  (4,362)
                                                     )
 Sale of oil and gas properties                      -        1,629
                                                     -------  -------
   Net cash used in investing activities             (21,096  (2,733)
                                                     )
                                                     -------  -------
Cash flows used in financing activities

 Distributions to partners                           -        (325,000
                                                              )
                                                     -------  -------

   Net decrease in cash and cash equivalents         (9,345)  (18,721)

 Beginning of period                                 28,071   65,399
                                                     -------  -------
 End of period                                    $  18,726   46,678
                                                     =======  =======
Reconciliation of net income (loss) to net cash provided by operating activities

Net income (loss)                                 $  (507)    125,536

 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities

  Depreciation, depletion and amortization           29,000   103,000
  (Increase) decrease receivables                    (33,512  84,546
                                                     )
  Increase (decrease) in payables                    16,770   (4,070)
                                                     -------  -------
Net cash provided by operating activities         $  11,751   309,012
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2002, and for the three and nine months ended September 30, 2002, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001.

3.   Subsequent Event
     On October 17, 2002, Southwest Royalties, Inc. the Managing General Partner filed an S-4 "Registration of Securities, Business Combinations" with the Securities and Exchange Commission. The S-4 relates to a proposed plan of merger of twenty-one limited partnerships.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2002, the net capitalized costs did not exceed the estimated present value of the oil and gas reserves.

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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2002 and 2001

The following table provides certain information regarding performance factors for the quarters ended September 30, 2002 and 2001:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2002      2001   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   25.13     21.89      15%
Average price per mcf of gas               $    3.01      1.97      53%
Oil production in barrels                      6,800     7,300     (7%)
Gas production in mcf                          9,400    14,000    (33%)
Gross oil and gas revenue                  $ 199,133   180,666      10%
Net oil and gas revenue                    $  51,236    43,179      19%
Partnership distributions                  $       -   100,000   (100%)
Limited partner distributions              $       -    90,000   (100%)
Per unit distribution to limited partners  $       -     14.41   (100%)
Number of limited partner units                6,246     6,246

Revenues

The Partnership's oil and gas revenues increased to $199,133 from $180,666 for the quarters ended September 30, 2002 and 2001, respectively, an increase of 10%. The principal factors affecting the comparison of the quarters ended September 30, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001 by 15%, or $3.24 per barrel, resulting in an increase of approximately $22,000 in revenues. Oil sales represented 86% of total oil and gas sales during the quarter ended September 30, 2002 as compared to 85% during the quarter ended September 30, 2001.

    The average price for an mcf of gas received by the Partnership increased during the same period by 53%, or $1.04 per mcf, resulting in an increase of approximately $9,800 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $31,800. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 500 barrels or 7% during the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001, resulting in a decrease of approximately $10,900 in revenues.

    Gas production decreased approximately 4,600 mcf or 33% during the same period, resulting in a decrease of approximately $9,100 in revenues.

    The total decrease in revenues due to the change in production is approximately $20,000. Gas production is down primarily due to a compressor being over hauled on a non-operated lease during the quarter ended September 30, 2002.

Costs and Expenses

Total costs and expenses decreased to $168,250 from $200,743 for the quarters ended September 30, 2002 and 2001, respectively, a decrease of 16%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense and lease operating costs.

1. Lease operating costs and production taxes were 8% higher, or approximately $10,400 more during the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 11% or approximately $1,100 during the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001.

3. Depletion expense decreased to $9,000 for the quarter ended September 30, 2002 from $53,000 for the same period in 2001. This represents a decrease of 83%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. The contributing factors to the decrease in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for October 1, 2002 as compared to 2001, and the increase in oil and gas revenues received by the Partnership during 2002 as compared to 2001.

B.   General Comparison of the Nine Month Periods Ended September 30,  2002
and 2001

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2002 and 2001:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2002      2001   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   21.40     23.18     (8%)
Average price per mcf of gas               $    2.47      4.21    (41%)
Oil production in barrels                     20,300    21,400     (5%)
Gas production in mcf                         30,000    43,400    (31%)
Gross oil and gas revenue                  $ 508,449   678,980    (25%)
Net oil and gas revenue                    $  60,257   256,759    (77%)
Partnership distributions                  $       -   325,000   (100%)
Limited partner distributions              $       -   292,500   (100%)
Per unit distribution to limited partners  $       -     46.83   (100%)
Number of limited partner units                6,246     6,246

Revenues

The Partnership's oil and gas revenues decreased to $508,449 from $678,980 for the nine months ended September 30, 2002 and 2001, respectively, a decrease of 25%. The principal factors affecting the comparison of the nine months ended September 30, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 by 8%, or $1.78 per barrel, resulting in a decrease of approximately $36,100 in revenues. Oil sales represented 85% of total oil and gas sales during the nine months ended September 30, 2002 as compared to 73% during the nine months ended September 30, 2001.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 41%, or $1.74 per mcf, resulting in a decrease of approximately $52,200 in revenues.

    The total decrease in revenues due to the change in prices received from oil and gas production is approximately $88,300. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,100 barrels or 5% during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001, resulting in a decrease of approximately $25,500 in revenues.

    Gas production decreased approximately 13,400 mcf or 31% during the same period, resulting in a decrease of approximately $56,400 in revenues.

    The  total  decrease  in revenues due to the change  in  production  is approximately $81,900. Gas production is down primarily due to downtime on one lease in addition to a non-operated lease that had a compressor overhauled during the nine months ended September 30, 2002

Costs and Expenses

Total costs and expenses decreased to $509,080 from $556,143 for the nine months ended September 30, 2002 and 2001, respectively, a decrease of 8%. The decrease is the result of lower depletion expense, partially offset by an increase in lease operating costs and general and administrative expense.

1. Lease   operating  costs  and  production  taxes  were  6%  higher,   or
   approximately $26,000 more during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 3% or approximately $1,000 during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

3. Depletion expense decreased to $29,000 for the nine months ended September 30, 2002 from $103,000 for the same period in 2001. This represents a decrease of 72%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. The contributing factors to the decrease in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for October 1, 2002 as compared to 2001, and the decrease in oil and gas revenues received by the Partnership during 2002 as compared to 2001.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $11,800 in the nine months ended September 30, 2002 as compared to approximately $309,000 in the nine months ended September 30, 2001. The primary source of the 2002 cash flow from operating activities was oil and gas operations.

Cash flows used in investing activities were approximately $21,100 in the nine months ended September 30, 2002 as compared to approximately $2,700 in the nine months ended September 30, 2001. The principle use of the 2002 cash flow from investing activities was the change to oil and gas properties.

There were no cash flows used in financing activities during the nine months ended September 30, 2002. Cash flows used in financing activities were approximately $325,000 in the nine months ended September 30, 2001. The only use in financing activities was the distributions to partners.

There were no distributions during the nine months ended September 30, 2002. Total distributions during the nine months ended September 30, 2001 were $325,000 of which $292,500 was distributed to the limited partners and $32,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2001 was $46.83.

The source for the 2001 distributions of $325,000 was oil and gas operations of approximately $309,000, the change in oil and gas property of approximately $(2,700), with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $3,675,801 have been made to the partners. As of September 30, 2002, $3,327,049 or $532.67 per limited partner unit has been distributed to the limited partners, representing a 107% return of the capital contributed.

As of September 30, 2002, the Partnership had approximately $73,500 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

On October 17, 2002, Southwest Royalties, Inc. the Managing General Partner filed an S-4 "Registration of Securities, Business Combinations" with the Securities and Exchange Commission. The S-4 relates to a proposed plan of merger of twenty-one limited partnerships.

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

Item 4.   Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. The chief executive officer and chief financial officer of the Partnership's managing general partner have evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days of the filing date of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Partnership's disclosure controls and procedures are effective to ensure that material information relating to the Partnership and the Partnership's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

     (b) Changes in Internal Controls. There have not been any significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

                                   Southwest Oil and Gas Income Fund X-C,
                                   L.P.
                                   a Delaware limited partnership

                                   By:  Southwest Royalties, Inc.
                                        Managing General Partner


                                   By:  /s/ Bill E. Coggin
                                        ------------------------------
                                        Bill E. Coggin, Executive Vice
President
                                        and Chief Financial Officer

Date:     November 14, 2002

                         CERTIFICATIONS


          I, H.H. Wommack, III, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Southwest Oil & Gas Income Fund X-C, L.P.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.   The registrant's other certifying officers and I have
disclosed,   based  on  our  most  recent  evaluation,   to   the
registrant's  auditors  and the audit committee  of  registrant's
board   of   directors  (or  persons  performing  the  equivalent
functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002




/s/ H.H. Wommack, III
H. H. Wommack, III
Chairman, President and Chief Executive Officer
  of Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Oil & Gas Income Fund X-C, L.P.

                         CERTIFICATIONS


          I, Bill E. Coggin, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Southwest Oil & Gas Income Fund X-C, L.P.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.   The registrant's other certifying officers and I have
disclosed,   based  on  our  most  recent  evaluation,   to   the
registrant's  auditors  and the audit committee  of  registrant's
board   of   directors  (or  persons  performing  the  equivalent
functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Oil & Gas Income Fund X-C, L.P.