Form 10-Q
period 2003-06-30
SOUTHWEST OIL & GAS INCOME FUND X-C LP
filed 2003-11-13
CIK 859907

25 of 26
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

                            Yes      No  X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes        No   X


        The total number of pages contained in this report is 26.

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

                     PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2002, which are found in the Registrant's Amendment No. 1 to its Annual Report on Form 10-K for 2002 filed with the Securities and Exchange Commission on November 12, 2003. The December 31, 2002 balance sheet included herein has been derived from the Registrant's Amendment No. 1 to its Annual Report on Form 10-K for 2002. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results for the full year.

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

This change in depletion method was applied as a cumulative effect of a change in accounting principle effective as of January 1, 2002. The unaudited condensed financial statements of the Partnership for the periods ended June 30, 2002, included herein, have been restated (as described in Notes 4 and 6 to the Partnership's financial statements) using the new depletion method and differ from those previously issued in the Partnership's Quarterly Report on Form 10-Q for the periods ended June 30, 2002.

                Southwest Oil & Gas Income Fund X-C, L.P.
                              Balance Sheets

                                 June 30,  December
                                             31,
                                   2003      2002
                                   ----      ----
                                 (unaudit
                                   ed)
Assets
---------

Current assets:
 Cash and cash equivalents    $  128,655   13,285
  Receivable  from  Managing     66,237    81,952
General Partner
   Receivable   from   sales     -         7,000
proceeds
                                 --------  --------
                                 -----     -----
   Total current assets          194,892   102,237
                                 --------  --------
                                 -----     -----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       2,673,83  2,433,57
                                 2         6
       Less      accumulated
depreciation,
         depletion       and     2,301,91  2,145,49
amortization                     2         6
                                 --------  --------
                                 -----     -----
      Net   oil   and    gas     371,920   288,080
properties
                                 --------  --------
                                 -----     -----
                              $  566,812   390,317
                                 ========  ========

Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  69        144
Distribution payable
                                 --------  --------
                                 -----     -----
Other long term liabilities      815,240   -
                                 --------  --------
                                 -----     -----
Partners' equity:
 General partners                (68,610)  (7,743)
 Limited partners                (179,887  397,916
                                 )
                                 --------  --------
                                 -----     -----
   Total partners' equity        (248,497  390,173
                                 )
                                 --------  --------
                                 -----     -----
                              $  566,812   390,317
                                 ========  ========

                Southwest Oil & Gas Income Fund X-C, L.P.
                         Statements of Operations
                               (unaudited)

                                   Three Months Ended   Six Months Ended
                                        June 30,            June 30,
                                     2003      2002      2003      2002
                                             (Restate            (Restate
                                                d)                  d)
                                    -----     -----     -----     -----
Revenues
-------------
Oil and gas                     $  157,439   158,111   393,590   273,717
Interest                           102       34        150       89
                                   --------  --------  --------  --------
                                   --        --        --        --
                                   157,541   158,145   393,740   273,806
                                   --------  --------  --------  --------
                                   --        --        --        --
Expenses
------------
Production                         154,360   147,226   315,919   279,486
General and administrative         17,052    10,220    27,446    20,535
Depreciation, depletion and        12,000    16,000    30,000    35,000
Accretion  of asset retirement     15,678    -         31,635    -
obligation
                                   --------  --------  --------  --------
                                   --        --        --        --
                                   199,090   173,446   405,000   335,021
                                   --------  --------  --------  --------
                                   --        --        --        --
Net   loss   from   continuing  $  (41,549)  (15,301)  (11,260)  (61,215)
operations

Results    from   discontinued
operations-
     sale of oil and gas lease     29,736    2,272     42,808    14,791
- See Note 5
                                   --------  --------  --------  --------
                                   --        --        --        -
Net   income   (loss)   before  $  (11,813)  (13,029)  31,548    (46,424)
cumulative effects

Cumulative effect of change in
accounting
  principle - SFAS No.  143  -     -         -         (570,218  -
See Note 3                                             )
Cumulative effect of change in
accounting principle
  - change in depletion method     -         -         -         128,000
- See Note 4
                                   --------  --------  --------  --------
                                   --        --        --        --
Net income (loss)               $  (11,813)  (13,029)  (538,670  81,576
                                                       )
                                   ======    ======    ======    ======
                Southwest Oil & Gas Income Fund X-C, L.P.
                         Statements of Operations
                               (unaudited)

                                   Three Months Ended   Six Months Ended
                                        June 30,            June 30,
                                     2003      2002      2003      2002
                                             (Restate            (Restate
                                                d)                  d)
                                    -----     -----     -----     -----
Net  income  (loss)  allocated
to:

 Managing General Partner       $  17        267       (45,780)  (1,028)
                                   ======    ======    ======    ======
 General Partner                $  2         30        (5,087)   (114)
                                   ======    ======    ======    ======
 Limited Partners               $  (11,832)  (13,326)  (487,803  82,718
                                                       )
                                   ======    ======    ======    ======
   Per  limited  partner  unit
before discontinued
               operations  and  $   (6.18)
cumulative effect                            (2.46)    (2.10)    (9.38)
                  Discontinued        4.29        .33
operations per limited partner                         6.16      2.13
unit
    Cumulative   effects   per     -         -         (82.16)
limited partner unit                                             20.49
                                   --------  --------  --------  --------
                                   --        --        --        --
  Per limited partner unit      $   (1.89)
                                             (2.13)    (78.10)   13.24
                                   ======    ======    ======    ======
Pro   forma  amounts  assuming
changes are applied
 retroactively (See Note 3):
   Net  income  (loss)  before  $  -         (27,710)  -         (75,786)
cumulative effect
                                   ======    ======    ======    ======
   Per  limited  partner  unit  $  -          (4.25)   -         (11.48)
(6,246.0)
                                   ======    ======    ======    ======
 Net income (loss)              $  -         (27,710)  -         52,214
                                   ======    ======    ======    ======
   Per  limited  partner  unit  $  -          (4.25)   -            9.01
(6,246.0)
                                   ======    ======    ======    ======

                Southwest Oil & Gas Income Fund X-C, L.P.
                         Statements of Cash Flows
                               (unaudited)
                                       Six Months Ended
                                           June 30,
                                        2003      2002
                                                (Restate
                                                   d)
                                       -----     -----
Cash    flows   from    operating
activities:
  Cash received from sale of  oil  $  394,333   248,876
and gas
 Cash paid to suppliers               (328,393  (254,750
                                      )         )
  Cash received from discontinued     42,808    14,791
operations
 Interest received                    150       89
                                      --------  --------
                                      --        --
   Net cash provided by operating     108,898   9,006
activities
                                      --------  --------
                                      --        --
Cash    flows   from    investing
activities:
   Additions  to  oil   and   gas     (5,853)   (18,386)
properties
 Sale of oil and gas properties       112,400   -
                                      --------  --------
                                      --        --
   Net cash provided by (used in)     106,547   (18,386)
investing activities
                                      --------  --------
                                      --        --
Cash   flows  used  in  financing
activities:
 Distributions to partners            (100,075  -
                                      )
                                      --------  --------
                                      --        --
Net  increase (decrease) in  cash     115,370   (9,380)
and cash equivalents

Beginning of period                   13,285    28,071
                                      --------  --------
                                      --        --
End of period                      $  128,655   18,691
                                      ======    ======
Reconciliation  of   net   income
(loss) to net
   cash   provided  by  operating
activities:

Net income (loss)                  $  (538,670  81,576
                                      )

Adjustments   to  reconcile   net
income (loss) to
  net  cash provided by operating
activities:

   Depreciation,  depletion   and     30,000    35,000
amortization
  Accretion  of asset  retirement     31,635    -
obligation
  Cumulative effect of change  in
accounting
  principle - SFAS No. 143            570,218   -
  Cumulative effect of change  in
accounting
  principle - change in depletion     -         (128,000
method                                          )
     Decrease    (increase)    in     743       (24,841)
receivables
 Increase in payables                 14,972    45,271
                                      --------  --------
                                      --        --
Net  cash  provided by  operating  $  108,898   9,006
activities
                                      ======    ======
Noncash  investing and  financing
activities:
   Increase   in  oil   and   gas
properties - Adoption
  of SFAS No. 143                  $  227,654   -
                                      ======    ======
   Decrease   in  oil   and   gas
properties - SFAS No. 143
  Sale of properties               $  14,267    -
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

                         Limited   General
                         Partners  Partners
                         --------  --------
Interest   income    on  100%      -
capital contributions
Oil and gas sales        90%       10%
All other revenues       90%       10%
Organization        and  100%      -
offering costs (1)
Syndication costs        100%      -
Amortization         of  100%      -
organization costs
Property    acquisition  100%      -
costs
Gain/loss  on  property  90%       10%
disposition
Operating           and  90%       10%
administrative    costs
(2)
Depreciation, depletion
and amortization
   of   oil   and   gas  100%      -
properties
All other costs          90%       10%

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2003, and for the three and six months ended June 30, 2003, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Amendment No. 1 its Annual Report on Form 10-K for the year ended December 31, 2002, filed with SEC on November 12, 2003.

                Southwest Oil & Gas Income Fund X-C, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $227,654, a long term liability of approximately $797,872 and a loss of approximately $570,218 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At June 30, 2003, the asset retirement obligation was $815,240. The increase in the balance from January 1, 2003 is due to accretion expense of $31,635, partially offset by the sale of an oil and gas property, which decreased the asset retirement obligation by $14,267. The pro forma amounts for the three and six months ended June 30, 2002, which are presented on the face of the statements of operations, reflect the effect of retroactive application of SFAS No. 143.

4. Cumulative effect of change in accounting principle - change in depletion method
     In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The
     Partnership adopted the units-of-production method through the recording of a cumulative effect of a change in accounting principle in the amount of $128,000 effective as of January 1, 2002. The Partnership's depletion for the three and six months ended June 30, 2003 and 2002 has been calculated using the units-of-production method. The effect of the change on the three and six months ended June 30, 2002 was to decrease income before cumulative effect of a change in accounting principle by $5,000 and $15,000 ($.80 and $2.40 per limited partner unit), respectively and decrease and increase net income by $5,000 and $113,000 ($.80 and $18.09 per limited partner unit), respectively.

  5.   Discontinued Operations - Sale of oil and gas leases
     During the three months ended June 30, 2003, the Partnership sold its interest in certain oil and gas wells for $105,400 sales proceeds and retired $14,267 of asset retirement obligation associated with the properties. Since the Partnership is under the full cost pool method of accounting, the sales proceeds and asset retirement obligation liability were taken against the oil and gas properties asset account and therefore, no gain or loss was recorded and shown on the statement of operations as part of the discontinued operations. Pursuant to the requirements of SFAS No. 144, the historical operating results from these properties have been reported as discontinued operations in the accompanying statements of operations. The following table summarizes certain historical operating information related to the discontinued operations:

                                  Three Months Ended       Six Months Ended
                                   2003       2002         2003       2002

         Revenues                $33,796    16,611       53,790    35,599
         Net income              29,736     2,272        42,808    14,791

                 Southwest Oil & Gas Income Fund X-C, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

6.   June 30, 2002 Restatement
     During the fourth quarter of 2002, the Partnership changed its method of providing for depletion from the units-of-revenue method to the units-of-production method as described in Note 4.

     This change in the method used to implement the Partnership's change in the manner in which it determines depletion resulted in an increase in the Partnership's previously reported net oil and gas properties of $106,000 from $182,080 to $288,080 as of December 31, 2002 and did not
     effect the Partnership's 2002 cash flows from operations, investing or financing activities.

     The change had the following effects on the Statement of Operations for the three and six months ended June 30, 2002.

                           Three Months Ended      Six Months Ended
                                    Previousl               Previousl
                                        y                       y
                          Restated   Reported     Restated  Reported
  Depreciation,
  depletion and
  amortization             $16,000  11,000        35,000    20,000
  Loss before cumulative  (13,029)  (8,029)       (46,424)  (31,424)
  effect
Cumulative effect of
  change in
  accounting principle    -         -             128,000   -
  Net income (loss)       (13,029)  (8,029)       81,576    (31,424)
  Net income (loss)
  allocated to:
  Managing General        267       267           (1,028)   (1,028)
  Partner
  General partner         30        30            (114)     (114)
  Limited partners        (13,326)  (8,326)       82,718    (30,282)
   Income (loss) per
  limited partner
     unit before          (2.13)
  cumulative effect                 (1.33)        (7.25)    (4.85)
   Cumulative effect
  per limited
     partner unit              -         -                       -
                                                  20.49
   Net income (loss)
  per limited
     partner unit         (2.13)
                                    (1.33)        13.24     (4.85)

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2003, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

While estimating the quantities of proved reserves require substantial judgment, the associated prices of oil and natural gas reserves that are included in the discounted present value of the reserves do not require judgment. The ceiling calculation dictates that prices and costs in effect as of the last day of the period are generally held constant indefinitely. Because the ceiling calculation dictates that prices in effect as of the last day of the applicable quarter are held constant indefinitely, the resulting value may not be indicative of the true fair value of the reserves. Oil and natural gas prices have historically been cyclical and, on any particular day at the end of a quarter, can be either substantially higher or lower than the Partnership's long-term price forecast that is a barometer for true fair value.

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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2003 and 2002

The following table provides certain information regarding performance factors for the quarters ended June 30, 2003 and 2002:

                               Three Months
                                  Ended         Percenta
                                                   ge
                                 June 30,       Increase
                              2003      2002    (Decreas
                                                   e)
                              ----      ----    --------
                                                   --
Average    price    per  $    25.66             14%
barrel of oil                         22.55
Average  price per  mcf  $     4.66             83%
of gas                                2.54
Oil    production    in     6,400     6,700     (4%)
barrels
Gas production in mcf       5,800     9,300     (38%)
Gross   oil   and   gas  $  191,235   174,722   9%
revenue
Net oil and gas revenue  $  32,815    13,157    149%
Partnership              $  60,000    -         100%
distributions
Limited         partner  $  54,000    -         100%
distributions
Per  unit  distribution
to limited
 partners                $     8.65        -    100%
Number    of    limited     6,246     6,246
partner units

Revenues

The Partnership's oil and gas revenues increased to $191,235 from $174,722 for the quarters ended June 30, 2003 and 2002, respectively, an increase of 9%. The principal factors affecting the comparison of the quarters ended June 30, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002 by 14%, or $3.11 per barrel, resulting in an increase of approximately $19,900 in revenues. Oil sales represented 86% of total oil and gas sales during the quarter ended June 30, 2003 as compared to 86% during the quarter ended June 30, 2002.

    The average price for an mcf of gas received by the Partnership increased during the same period by 83%, or $2.12 per mcf, resulting in an increase of approximately $12,300 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $32,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 300 barrels or 4% during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002, resulting in a decrease of approximately $6,800 in revenues.

    Gas production decreased approximately 3,500 mcf or 38% during the same period, resulting in a decrease of approximately $8,900 in revenues.

    The total decrease in revenues due to the change in production is approximately $15,700. The decrease in gas production is primarily due to the sale of a gas lease in April 2003, which represented approximately 1,385 mcfs per month.

Costs and Expenses

Total costs and expenses increased to $203,150 from $187,785 for the quarters ended June 30, 2003 and 2002, respectively, an increase of 8%. The increase is the result of higher general and administrative and accretion, partially offset by a decrease in lease operating expense and depletion expense.

1.  Lease   operating  costs  and  production  taxes  were  2%  lower,   or
    approximately $3,100 less during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 67% or approximately $6,800 during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002. The increase in general and administrative expense is due to an increase in independent accounting review and audit fees.

3. Depletion expense decreased to $12,000 for the quarter ended June 30, 2003 from $16,000 for the same period in 2002. This represents a decrease of 25%. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The effect of this change in method was to increase depletion expense for the three months ended June 30, 2002 by $5,000 and decrease net income for the three months ended June 30, 2002 by $5,000. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended June 30, 2003, which was $1.63 applied to 7,367 BOE as compared to $1.94 applied to 8,250 BOE for the same period.

B.   General  Comparison of the Six Month Periods Ended June 30,  2003  and
2002

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2003 and 2002:

                                Six Months
                                  Ended         Percenta
                                                   ge
                                 June 30,       Increase
                              2003      2002    (Decreas
                                                   e)
                              ----      ----    --------
                                                   --
Average    price    per  $  28.08               44%
barrel of oil                         19.52
Average  price per  mcf  $   4.87               119%
of gas                                2.22
Oil    production    in     13,400    13,500    (1%)
barrels
Gas production in mcf       14,600    20,600    (29%)
Gross   oil   and   gas  $  447,380   309,316   45%
revenue
Net oil and gas revenue  $  120,479   9,022     1,235%
Partnership              $  100,000   -         100%
distributions
Limited         partner  $  90,000    -         100%
distributions
Per  unit  distribution
to limited
 partners                $  14.41          -    100%
Number    of    limited     6,246     6,246
partner units

Revenues

The Partnership's oil and gas revenues increased to $447,380 from $309,316 for the six months ended June 30, 2003 and 2002, respectively, an increase of 45%. The principal factors affecting the comparison of the six months ended June 30, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 by 44%, or $8.56 per barrel, resulting in an increase of approximately $114,700 in revenues. Oil sales represented 84% of total oil and gas sales during the six months ended June 30, 2003 as compared to 85% during the six months ended June 30, 2002.

    The average price for an mcf of gas received by the Partnership increased during the same period by 119%, or $2.65 per mcf, resulting in an increase of approximately $38,700 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $153,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 100 barrels or 1% during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, resulting in a decrease of approximately $1,900 in revenues.

    Gas production decreased approximately 6,000 mcf or 29% during the same period, resulting in a decrease of approximately $13,300 in revenues.

    The total decrease in revenues due to the change in production is approximately $15,200. The decrease in gas production is primarily due to the sale of a gas lease in April 2003, which represented approximately 1,385 mcfs per month.

Costs and Expenses

Total costs and expenses increased to $415,982 from $355,829 for the six months ended June 30, 2003 and 2002, respectively, an increase of 17%. The increase is the result of a higher general and administrative expense, accretion expense and lease operating costs, partially offset by a decrease in depletion expense.

1.  Lease  operating  costs  and  production  taxes  were  9%  higher,   or
    approximately $26,600 more during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 34% or approximately $6,900 during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. The increase in general and administrative expense is due to an increase in independent accounting review and audit fees.

3. Depletion expense decreased to $30,000 for the six months ended June 30, 2003 from $35,000 for the same period in 2002. This represents a decrease of 14%. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The effect of this change in method was to increase depletion expense for the six months ended June 30, 2002 by $15,000 and increase net income for the six months ended June 30, 2002 by $113,000. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the six months ended June 30, 2003, which was $1.89 applied to 15,833 BOE as compared to $2.07 applied to 16,933 BOE for the same period.

Cumulative effect of change in accounting principle

On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $227,654, a long term liability of approximately $797,872 and a loss of approximately $570,218 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At June 30, 2003, the asset retirement obligation was $815,240. The increase in the balance from January 1, 2003 is due to accretion expense of 31,635, partially offset by the sale of an oil and gas property, which decreased the asset retirement obligation by $14,267. The pro forma amounts for the three and six months ended June 30, 2002, which are presented on the face of the statements of operations, reflect the effect of retroactive application of SFAS No. 143.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $108,900 in the six months ended June 30, 2003 as compared to approximately $9,000 in the six months ended June 30, 2002. The primary source of the 2003 cash flow from operating activities was profitable operations.

Cash flows provided by (used in) investing activities were approximately $106,500 in the six months ended June 30, 2003 as compared to approximately $(18,400) in the six months ended June 30, 2002. The principle source of the 2003 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $100,100 in the six months ended June 30, 2003 compared to none in the six months ended June 30, 2002. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2003 were $100,000 of which $90,000 was distributed to the limited partners and $10,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2003 was $14.41. There were no distributions during the six months ended June 30, 2002.

The  source  for  the  2003  distributions of  $100,000  was  oil  and  gas operations  of  approximately $108,900, and  the  change  in  oil  and  gas properties of approximately $106,500, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $3,794,206 have been made to the partners. As of June 30, 2003, $3,433,614 or $549.73 per limited partner unit has been distributed to the limited partners, representing a 100% return of the capital and a 10% return on capital contributed.

As of June 30, 2003, the Partnership had approximately $194,800 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

The  Managing General Partner has examined various alternatives to  address the issue of depleting producing reserves. Continuing operations exposes the partnership to an inevitable decline in operating results and distributions of cash. Liquidating the partnership would result in immediate realization of cash for limited partners, but prices paid by purchasers of Partnership property in liquidation would likely include a substantial discount for risks and uncertainties of future cash flows. After reviewing various alternatives, the Managing General Partner initiated a plan to merge the Partnership and 20 other limited partnerships with and into the Managing General Partner. On October 17, 2002, the Managing General Partner filed a Registration Statement on Form S-4 with the Securities and Exchange Commission relating to this proposed merger. There is no assurance, however, that this merger will be consummated.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS 150 as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The application of SFAS 150 is not expected to have a material effect on the Partnership's consolidated financial statements. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               31.1 Rule 13a-14(a)/15d-14(a) Certification
31.2 Rule 13a-14(a)/15d-14(a) Certification
               32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section
                  1350, as
                  adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section
                  1350, as
                  adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
               of 2002

                  (b)           Reports on
             Form 8-K:

             No reports
             on Form 8-K were filed during the quarter ended June 30, 2003.

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

                                 SOUTHWEST OIL & GAS
                                 INCOME FUND X-C, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       ------------------------------
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer

Date: November 12, 2003

                    SECTION 302 CERTIFICATION                Exhibit 31.1


I, H.H. Wommack, III, certify that:

1.I have reviewed this quarterly report on Form 10-Q of Southwest Oil & Gas Income Fund X-C, L.P.

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

  a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b)Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  c)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  d)Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


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

                    SECTION 302 CERTIFICATION                Exhibit 31.2


I, Bill E. Coggin, certify that:

1.I have reviewed this quarterly report on Form 10-Q of Southwest Oil & Gas Income Fund X-C, L.P.

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

  a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b)Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  c)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  d)Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


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

                    CERTIFICATION PURSUANT TO              Exhibit
                                   32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Oil & Gas Income Fund X-C, Limited Partnership (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

              CERTIFICATION PURSUANT TO            Exhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


   In connection with the Quarterly Report of Southwest Oil & Gas Income Fund X-C, Limited Partnership (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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