Form 10-Q
period 2003-09-30
SOUTHWEST OIL & GAS INCOME FUND X-C LP
filed 2003-11-14
CIK 859907

1 of 24
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

                      ________(432) 686-9927________
                      (Registrant's telephone number,
                           including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes __X__ No _____

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes ____ No __X__


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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2002, which are found in the Registrant's Amendment No. 1 to its Annual Report on Form 10-K for 2002 filed with the Securities and Exchange Commission on November 12, 2003. The December 31, 2002 balance sheet included herein has been derived from the Registrant's Amendment No. 1 to its Annual Report on Form 10-K for 2002. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results for the full year.

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

This change in depletion method was applied as a cumulative effect of a change in accounting principle effective as of January 1, 2002. The unaudited condensed financial statements of the Partnership for the periods ended September 30, 2002, included herein, have been restated (as described in Notes 4 and 6 to the Partnership's financial statements) using the new depletion method and differ from those previously issued in the Partnership's Quarterly Report on Form 10-Q for the periods ended September 30, 2002.

                Southwest Oil and Gas Income Fund X-C, L.P.

                              Balance Sheets

                                 Septembe  December
                                  r 30,      31,
                                   2003      2002
                                   ----      ----
                                 (unaudit
                                   ed)
Assets
---------

Current assets:
 Cash and cash equivalents    $  86,169    13,285
  Receivable  from  Managing     40,812    81,952
General Partner
   Receivable   from   sales     -         7,000
proceeds
                                 --------  --------
                                 -----     -----
   Total current assets          126,981   102,237
                                 --------  --------
                                 -----     -----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       2,655,72  2,433,57
                                 4         6
       Less      accumulated
depreciation,
         depletion       and     2,313,91  2,145,49
amortization                     2         6
                                 --------  --------
                                 -----     -----
      Net   oil   and    gas     341,812   288,080
properties
                                 --------  --------
                                 -----     -----
                              $  468,793   390,317
                                 ========  ========

Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  -         144
Distribution payable
                                 --------  --------
                                 -----     -----
Other long term liabilities      798,138   -
                                 --------  --------
                                 -----     -----
Partners' equity:
 General partners                (75,351)  (7,743)
 Limited partners                (253,994  397,916
                                 )
                                 --------  --------
                                 -----     -----
   Total partners' equity        (329,345  390,173
                                 )
                                 --------  --------
                                 -----     -----
                              $  468,793   390,317
                                 ========  ========

                Southwest Oil and Gas Income Fund X-C, L.P.
                         Statements of Operations
                                (unaudited)

                                 Three Months Ended  Nine Months Ended
                                   September 30,       September 30,
                                   2003      2002      2003     2002
                                           (Restate            (Restat
                                              d)                 ed)
                                   ----      ----      ----     ----
Revenues
-----------
Oil and Gas                   $  183,121   178,601   576,711   452,319
Interest                         220       34        370       124
                                 --------  --------  --------  -------
                                 --        --        --        ---
                                 183,341   178,635   577,081   452,443
                                 --------  --------  --------  -------
                                 --        --        --        ---
Expenses
-----------
Production                       156,066   139,713   471,984   419,201
General and administrative       12,273    11,353    39,719    31,888
Depreciation, depletion and      12,000    13,000    42,000    48,000
amortization
Accretion of asset retirement    15,059    -         46,694    -
obligation
                                 --------  --------  --------  -------
                                 --        --        --        ---
                                 195,398   164,066   600,397   499,089
                                 --------  --------  --------  -------
                                 --        --        --        ---
Net income (loss) from           (12,057)  14,569    (23,316)  (46,646
continuing operations                                          )

Results from discontinued
operations -
 sale of oil and gas lease -     7,644     12,348    50,452    27,139
See Note 5
                                 --------  --------  --------  -------
                                 --        --        --        ---
Net income (loss) before         (4,413)   26,917    27,136    (19,507
cumulative effects                                             )

Cumulative effect of change
in accounting
 principle - SFAS No. 143 -      -         -         (570,218  -
See Note 3                                           )
Cumulative effect of change
in accounting principle
 - change in depletion method    -         -         -         128,000
- See Note 4
                                 --------  --------  --------  -------
                                 --        --        --        ---
Net income (loss)             $  (4,413)   26,917    (543,082  108,493
                                                     )
                                 ======    ======    ======    ======
                                                                 continued

                Southwest Oil and Gas Income Fund X-C, L.P.
                         Statements of Operations
                                (unaudited)

                                 Three Months Ended  Nine Months Ended
                                   September 30,       September 30,
                                   2003      2002      2003     2002
                                           (Restate            (Restat
                                              d)                 ed)
                                   ----      ----      ----     ----
Net income (loss) allocated
to:
 Managing General Partner     $  683       3,593     (45,097)  2,564
                                 ======    ======    ======    ======
 General Partner              $  76        399       (5,011)   285
                                 ======    ======    ======    ======
 Limited Partners             $  (5,172)   22,925    (492,974  105,644
                                                     )
                                 ======    ======    ======    ======
  Per limited partner unit
before discontinued
   operation and cumulative   $  (1.93)      1.89
effect                                               (4.04)    (7.49)
  Discontinued operations per      1.10               7.27      3.91
limited partner unit                       1.78
  Cumulative effects per              -         -              20.49
limited partner unit                                 (82.16)
                                 --------  --------  --------  -------
                                 --        --        --        ---
  Per limited partner unit    $   (.83)      3.67              16.91
                                                     (78.93)
                                 ======    ======    ======    ======
Pro forma amounts assuming
change is applied
 retroactively (See Note 3):
 Net income before cumulative $  -         12,236    -         (63,550
effect                                                         )
                                 ======    ======    ======    ======
   Per  limited partner  unit $  -           1.55    -         (9.93)
(6,246.0)
                                 ======    ======    ======    ======
 Net income                   $  -         12,236    -         64,450
                                 ======    ======    ======    ======
   Per  limited partner  unit $  -           1.55    -         10.56
(6,246.0)
                                 ======    ======    ======    ======

                Southwest Oil and Gas Income Fund X-C, L.P.
                         Statements of Cash Flows
                                (unaudited)

                                        Nine Months Ended
                                          September 30,
                                          2003     2002
                                                 (Restate
                                                    d)
                                          ----     ----
Cash flows from operating activities
 Cash received from oil and gas      $  579,409  418,806
sales
 Cash paid to suppliers                 (473,26  (434,318
                                        0)       )
 Cash received from discounted          50,452   27,139
operations
 Interest received                      370      124
                                        -------  --------
                                        ----     ---
  Net cash provided by operating        156,971  11,751
activities
                                        -------  --------
                                        ----     ---
Cash flows used in investing
activities
 Additions to oil and gas properties    (19,907  (21,096)
                                        )
 Sale of oil and gas properties         112,400  -
                                        -------  --------
                                        ----     ---
  Net cash provided by (used in)        92,493   (21,096)
investing activities
                                        -------  --------
                                        ----     ---
Cash flows used in financing
activities
 Distributions to partners              (176,58  -
                                        0)
                                        -------  --------
                                        ----     ---
  Net increase (decrease) in cash       72,884   (9,345)
and cash equivalents

 Beginning of period                    13,285   28,071
                                        -------  --------
                                        ----     ---
 End of period                       $  86,169   18,726
                                        ======   ======
Reconciliation of net income (loss)
to net cash
 provided by operating activities

Net income (loss)                    $  (543,08  108,493
                                        2)
Adjustments to reconcile net income
(loss) to net
 cash provided by operating
activities
 Depreciation, depletion and            42,000   48,000
amortization
 Accretion of asset retirement          46,694   -
obligation
 Cumulative effect of change in
accounting
  principle - SFAS No. 143              570,218  -
 Cumulative effect of change in
accounting
  principle - change in depletion       -        (128,000
method                                           )
 Decrease (increase) in receivables     2,698    (33,512)
 Increase in payables                   38,442   16,770
                                        -------  --------
                                        ----     ---
Net cash provided by operating       $  156,971  11,751
activities
                                        ======   ======
Noncash investing and financing
activities:
 Increase in oil and gas properties
- Adoption
  of SFAS No. 143                    $  227,654  -
                                        ======   ======
 Decrease in oil and gas properties
- SFAS No. 143
  sale of properties                 $  14,267
                                        ======   ======
 Decrease in oil and gas properties
-
  SFAS No. 143 Asset retirement      $  32,161   -
obligation settlement
                                        ======   ======

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2003, and for the three and nine months ended September 30, 2003, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2002, filed with SEC on November 12, 2003.

                Southwest Oil & Gas Income Fund X-C, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $227,654, a long term liability of approximately $797,872 and a loss of approximately $570,218 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At September 30, 2003, the asset retirement obligation was $798,138. The increase in the balance from January 1, 2003 is due to accretion expense of 46,694, partially offset by the sale and plug and abandonment of oil and gas properties, which decreased the asset retirement obligation by $46,428. The pro forma amounts for the three and nine months ended September 30, 2002, which are presented on the face of the statements of operations, reflect the effect of retroactive application of SFAS No. 143.

4. Cumulative effect of change in accounting principle - change in depletion method
     In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The
     Partnership adopted the units-of-production method through the recording of a cumulative effect of a change in accounting principle in the amount of $128,000 effective as of January 1, 2002. The Partnership's depletion for the three and nine months ended September 30, 2003 and 2002 has been calculated using the units-of-production method. The effect of the change on the three and nine months ended September 30, 2002 was to decrease income before cumulative effect of a change in accounting principle by $4,000 and $19,000 ($.64 and $3.04 per limited partner unit), respectively and decrease and increase net income by $4,000 and $109,000 ($.64 and $17.45 per limited partner unit), respectively.

5.   Discontinued Operations - Sale of oil and gas leases
     During the nine months ended September 30, 2003, the Partnership sold its interest in certain oil and gas wells for $105,400 sales proceeds and retired $14,267 of asset retirement obligation associated with the properties. Since the Partnership is under the full cost pool method of accounting, the sales proceeds and asset retirement obligation liability were taken against the oil and gas properties asset account and therefore, no gain or loss was recorded and shown on the statement of operations as part of the discontinued operations. Pursuant to the requirements of SFAS No. 144, the historical operating results from these properties have been reported as discontinued operations in the accompanying statements of operations. The following table summarizes certain historical operating information related to the discontinued operations:

                   Three Months Ended       Nine Months Ended
                    2003       2002         2003       2002

Revenues          $7,827     20,532       61,617    56,131
Net income        7,644      12,348       50,452    27,139

                 Southwest Oil & Gas Income Fund X-C, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

6.   September 30, 2002 Restatement
     During the fourth quarter of 2002, the Partnership changed its method of providing for depletion from the units-of-revenue method to the units-of-production method as described in Note 4.

     This change in the method used to implement the Partnership's change in the manner in which it determines depletion resulted in an increase in the Partnership's previously reported net oil and gas properties of $106,000 from $182,080 to $288,080 as of December 31, 2002 and did not
     effect the Partnership's 2002 cash flows from operations, investing or financing activities.

     The change had the following effects on the Statement of Operations for the three and nine months ended September 30, 2002.

                           Three Months Ended      Nine Months Ended
                                    Previousl               Previousl
                                        y                       y
                          Restated   Reported     Restated  Reported
  Depreciation,
  depletion and
  amortization             $13,000  9,000         48,000    29,000
  Income (loss) before    26,917    30,917        (19,507)  (507)
  cumulative effect
Cumulative effect of
  change in
  accounting principle    -         -             128,000   -
  Net income (loss)       26,917    30,917        108,493   (507)
  Net income (loss)
  allocated to:
  Managing General        3,593     3,593         2,564     2,564
  Partner
  General partner         399       399           285       285
  Limited partners        22,925    26,925        105,644   (3,356)
   Income (loss) per
  limited partner
     unit before            3.67         4.31
  cumulative effect                               (3.58)    (.54)
   Cumulative effect
  per limited
     partner unit              -         -                       -
                                                  20.49
   Net income (loss)
  per limited
     partner unit           3.67         4.31
                                                  16.91     (.54)

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2003, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 2003 and 2002

The following table provides certain information regarding performance factors for the quarters ended September 30, 2003 and 2002:

                               Three Months
                                  Ended         Percenta
                                                   ge
                              September 30,     Increase
                              2003      2002    (Decreas
                                                   e)
                              ----      ----    --------
                                                   --
Average    price    per  $    26.44             5%
barrel of oil                         25.13
Average  price per  mcf  $     3.49             16%
of gas                                3.01
Oil    production    in     6,600     6,800     (3%)
barrels
Gas production in mcf       4,700     9,400     (50%)
Gross   oil   and   gas  $  183,121   178,601   3%
revenue
Net oil and gas revenue  $  27,055    38,888    (30%)
Partnership              $  76,436    -         100%
distributions
Limited         partner  $  68,936    -         100%
distributions
Per  unit  distribution
to limited
 partners                $    11.04        -    100%
Number    of    limited     6,246     6,246
partner units

Revenues

The Partnership's oil and gas revenues increased to $183,121 from $178,601 for the quarters ended September 30, 2003 and 2002, respectively, an increase of 3%. The principal factors affecting the comparison of the quarters ended September 30, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002 by 5%, or $1.31 per barrel, resulting in an increase of approximately $8,600 in revenues. Oil sales represented 91% of total oil and gas sales during the quarter ended September 30, 2003 as compared to 86% during the quarter ended September 30, 2002.

    The average price for an mcf of gas received by the Partnership increased during the same period by 16%, or $.48 per mcf, resulting in an increase of approximately $2,300 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $10,900. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 200 barrels or 3% during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002, resulting in a decrease of approximately $5,000 in revenues.

    Gas production decreased approximately 4,700 mcf or 50% during the same period, resulting in a decrease of approximately $14,100 in revenues.

    The total decrease in revenues due to the change in production is approximately $19,100. The decrease in gas production is due primarily to the sale of a gas lease in April 2003, which represented approximately 1,000 mcfs per month during the quarter ended September 30, 2002. In addition another lease has experienced downtime during 2002 and has not recovered production to prior levels.

Costs and Expenses

Total costs and expenses increased to $195,398 from $164,066 for the quarters ended September 30, 2003 and 2002, respectively, an increase of 19%. The increase is the result of higher general and administrative expense, lease operating costs and accretion expense, partially offset by a decrease in depletion expense.

1. Lease operating costs and production taxes were 12% higher, or approximately $16,400 more during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 8% or approximately $900 during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002. The increase in general and administrative expense is due to an increase in independent accounting review and audit fees.

3. Depletion expense decreased to $12,000 for the quarter ended September 30, 2003 from $13,000 for the same period in 2002. This represents a decrease of 8%. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent
    periods.    Additionally,  the  units-of-production   method   is   the
    predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The effect of this change in method was to increase depletion expense for the three months ended September 30, 2002 by $4,000 and decrease net income for the three months ended September 30, 2002 by $4,000(See Note 4 of the notes to the financial statements).

B.   General Comparison of the Nine Month Periods Ended September 30,  2003
and 2002

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2003 and 2002:

                               Nine Months
                                  Ended         Percenta
                                                   ge
                              September 30,     Increase
                              2003      2002    (Decreas
                                                   e)
                              ----      ----    --------
                                                   --
Average    price    per  $  27.54               29%
barrel of oil                         21.40
Average  price per  mcf  $   4.54               84%
of gas                                2.47
Oil    production    in     20,000    20,300    (1%)
barrels
Gas production in mcf       19,300    30,000    (36%)
Gross   oil   and   gas  $  576,711   452,319   28%
revenue
Net oil and gas revenue  $  104,727   33,118    216%
Partnership              $  176,436   -         100%
distributions
Limited         partner  $  158,936   -         100%
distributions
Per  unit  distribution
to limited
 partners                $  25.45          -    100%
Number    of    limited     6,246     6,246
partner units

Revenues

The Partnership's oil and gas revenues increased to $576,711 from $452,319 for the nine months ended September 30, 2003 and 2002, respectively, an increase of 28%. The principal factors affecting the comparison of the nine months ended September 30, 2003 and 2002 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 by 29%, or $6.14 per barrel, resulting in an increase of approximately $122,800 in revenues. Oil sales represented 86% of total oil and gas sales during the nine months ended September 30, 2003 as compared to 85% during the nine months ended September 30, 2002.

    The average price for an mcf of gas received by the Partnership increased during the same period by 84%, or $2.07 per mcf, resulting in a increase of approximately $40,000 in revenues.

    The total increase in revenues due to the change in prices received from oil and gas production is approximately $162,800. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 300 barrels or 1% during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, resulting in a decrease of approximately $6,400 in revenues.

    Gas production decreased approximately 10,700 mcf or 36% during the same period, resulting in a decrease of approximately $26,400 in revenues.

    The total decrease in revenues due to the change in production is approximately $32,800. The decrease in gas production is due primarily to the sale of a gas lease in April 2003, which represented approximately 1,400 mcf per month.

Costs and Expenses

Total costs and expenses increased to $600,397 from $499,089 for the nine months ended September 30, 2003 and 2002, respectively, an increase of 20%. The increase is the result of higher lease operating costs, general and administrative expense and accretion expense, partially offset by a decrease in depletion expense.

1. Lease  operating  costs  and  production  taxes  were  13%  higher,   or
   approximately $52,800 more during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

2. General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 25% or approximately $7,800 during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The increase in general and administrative expense is due to an increase in independent accounting review and audit fees.

3.  Depletion  expense  decreased to $42,000  for  the  nine  months  ended
    September  30,  2003 from $48,000 for the same period  in  2002.   This
    represents a decrease of 13%. In the fourth quarter of 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production
    method.   The newly adopted accounting principle is preferable  in  the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer
    group.   The effect of this change in method was to increase  depletion expense for the nine months ended September 30, 2002 by $19,000 and increase net income for the nine months ended September 30, 2002 by $109,000(See Note 4 of the notes to the financial statements).

Cumulative effect of change in accounting principle

On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $227,654, a long term liability of approximately $797,872 and a loss of approximately $570,218 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At September 30, 2003, the asset retirement obligation was $798,138. The increase in the balance from January 1, 2003 is due to accretion expense of 466,694, partially offset by the sale and plug and abandonment of oil and gas properties, which decreased the asset retirement obligation by $46,428. The pro forma amounts for the three and nine months ended September 30, 2002, which are presented on the face of the statements of operations, reflect the effect of retroactive application of SFAS No. 143.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $157,000 in the nine months ended September 30, 2003 as compared to approximately $11,800 in the nine months ended September 30, 2002. The primary source of the 2003 cash flow from operating activities was oil and gas operations.

Cash flows provided by (used in) investing activities were approximately $92,500 in the nine months ended September 30, 2003 as compared to approximately $(21,100) in the nine months ended September 30, 2002. The principle source of the 2003 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $176,600 in the nine months ended September 30, 2003. There were no cash flows used in financing activities during the nine months ended September 30, 2002. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2003 were $176,436 of which $158,936 was distributed to the limited partners and $17,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2003 was $25.45. There were no distributions during the nine months ended September 30, 2002.

The sources for the 2003 distributions of $176,436 was oil and gas operations of approximately $157,000, the change in oil and gas property of approximately $92,500, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative cash distributions of $3,870,642 have been made to the partners. As of September 30, 2003, $3,502,550 or $560.77 per limited partner unit has been distributed to the limited partners, representing a 100% return of the capital and a 12% return on capital contributed.

As of September 30, 2003, the Partnership had approximately $127,000 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

The  Managing General Partner has examined various alternatives to  address the issue of depleting producing reserves. Continuing operations exposes the partnership to an inevitable decline in operating results and distributions of cash. Liquidating the partnership would result in immediate realization of cash for limited partners, but prices paid by purchasers of Partnership property in liquidation would likely include a substantial discount for risks and uncertainties of future cash flows. After reviewing various alternatives, the Managing General Partner initiated a plan to merge the Partnership and 20 other limited partnerships with and into the Managing General Partner. On October 17, 2002, the Managing General Partner filed a Registration Statement on Form S-4 with the Securities and Exchange Commission relating to this proposed merger. There is no assurance, however, that this merger will be consummated. Currently the Managing General Partner is evaluating whether or not to continue to pursue the proposed merger.

Liquidity - Managing General Partner
In  previous  reports  the Partnership provided that the  Managing  General
Partner had $124.0 million of principal scheduled to mature between December 31, 2002 and December 31, 2004. Subsequent to September 30, 2003 the Managing General Partner refinanced the majority of its debt obligations and currently has $71.7 million in debt scheduled to mature on June 1, 2006 and $40.0 million in debt scheduled to mature on October 15, 2008. The Managing General Partner believes that it has adequate cash flows to meet its debt principal maturities scheduled for 2004.

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

Item 4.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The senior management of the Partnership's Managing General Partner is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act")) designed to ensure that information required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer of officers and principal financial officer or officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Partnership carried out an evaluation, with the participation of the Chief Executive
Officer and Chief Financial Officer of the Managing General Partner, as well as other key members of the Managing General Partner's management, of the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Managing General Partner's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the Partnership's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls. There have not been any changes in the Partnership's internal controls over financial reporting identified in connection with the evaluation described above that occurred during the Partnership's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, these internal controls over financial reporting.

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

Date:     November 14, 2003

                   SECTION 302 CERTIFICATION     Exhibit 31.1


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


Date:  November 14, 2003           /s/ H.H. Wommack, III
                                   H. H. Wommack, III
                                    Chairman, President and Chief Executive
Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income  Fund  X-C,
L.P.

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


Date:  November 14, 2003           /s/ Bill E. Coggin
                                   Bill E. Coggin
                                   Executive Vice President
                                   and Chief Financial Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest  Oil & Gas Income  Fund  X-C,
L.P.

           CERTIFICATION PURSUANT TO               Exhibit 32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Oil & Gas Income Fund X-C, Limited Partnership (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date:  November 14, 2003




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

           CERTIFICATION PURSUANT TO               Exhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


   In connection with the Quarterly Report of Southwest Oil & Gas Income Fund X-C, Limited Partnership (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date:  November 14, 2003




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Oil & Gas Income Fund X-C, L.P.