Form 10-Q
period 2005-03-31
SOUTHWEST OIL & GAS INCOME FUND X-C LP
filed 2005-05-16
CIK 859907

1 of 6
                                FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

                                    OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 0-20298

         SOUTHWEST ROYALTIES INSTITUTIONAL 1990-91 INCOME PROGRAM
         Southwest Royalties Institutional Income Fund X-C, L.P.
                  (Exact name of registrant as specified
                  in its limited partnership agreement)

Delaware                                           75-2374449
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)        Identification No.)


                         6 Desta Drive, Suite 6500
                           Midland, Texas 79705
                 (Address of principal executive offices)

                              (432) 682-6324
                      (Registrant's telephone number,
                           including area code)

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

        The total number of pages contained in this report is 21.

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

     BOE.   Equivalent  barrels of oil, with natural gas converted  to  oil equivalents based on a ratio of six Mcf of natural gas to one Bbl of oil.

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

     Mcf. One thousand cubic feet.

     Net Profits Interest. An agreement whereby the owner receives a specified percentage of the defined net profits from a producing property in exchange for consideration paid. The net profits interest owner will not otherwise participate in additional costs and expenses of the property.

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

     Proved developed oil and gas reserves. Proved oil and gas reserves that can be expected to be recovered from existing wells with existing equipment and operating methods.

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

     Proved undeveloped reserves. Proved oil and gas reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2004, which are found in the Registrant's Form 10-K Report for 2004 filed with the Securities and Exchange Commission. The December 31, 2004 balance sheet included herein has been taken from the Registrant's 2004 Form 10-K Report. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund X-C, L.P.
                              Balance Sheets

                                  March    December
                                   31,       31,
                                   2005      2004
                                   ----      ----
                                 (unaudit
                                   ed)
Assets
----------

Current assets:
 Cash and cash equivalents    $  26,339    32,864
  Receivable  from  Managing     119,857   107,812
General Partner
                                 --------  --------
                                 ----      ----
   Total current assets          146,196   140,676
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 method of accounting            2,395,60  2,395,60
                                 1         1
       Less      accumulated
depreciation,
         depletion       and     2,240,27  2,238,61
amortization                     4         4
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     155,327   156,987
properties
                                 --------  --------
                                 ----      ----
                              $  301,523   297,663
                                 =======   =======
Liabilities  and   Partners'
Equity
----------------------------
-----------

Current liability:
  Distribution payable        $  360       262
                                 --------  --------
                                 ----      ----

Asset retirement obligation      808,609   798,702
                                 --------  --------
                                 ----      ----

Partners' (deficit):
 General partners                (91,697)  (91,248)
 Limited partners                (415,749  (410,053
                                 )         )
                                 --------  --------
                                 ----      ----
   Total partners' (deficit)     (507,446  (501,301
                                 )         )
                                 --------  --------
                                 ----      ----
                              $  301,523   297,663
                                 =======   =======











                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund X-C, L.P.
                         Statements of Operations
                               (unaudited)

                                        Three Months Ended
                                            March 31,
                                         2005        2004
                                         ----        ----
Revenues
-------------
    Income   from   net   profits  $  118,262     91,227
interests
 Interest                             135         43
 Other                                -           250
                                      ----------  ---------
                                                  -
                                      118,397     91,520
                                      ----------  ---------
                                                  -
Expenses
------------
 General and administrative           12,975      12,569
   Depreciation,  depletion   and     1,660       3,000
amortization
  Accretion  of asset  retirement     9,907       14,817
obligation
                                      ----------  ---------
                                                  -
                                      24,542      30,386
                                      ----------  ---------
                                                  -
Net    income   from    continued     93,855      61,134
operations

Results     from     discontinued
operations -
 sale of oil and gas leases - See     -           (4,607)
Note 3
                                      ----------  ---------
                                                  -
Net income                         $  93,855      56,527
                                      ======      ======
Net income allocated to:

 Managing General Partner          $  8,596       5,357
                                      ======      ======
 General partner                   $  955         596
                                      ======      ======
 Limited partners                  $  84,304      50,574
                                      ======      ======
     Per   limited  partner  unit
before discontinued
     operations  and   cumulative  $   14.09           9.15
effect
    Discontinued  operations  per          -
limited partner unit                              (.69)
                                      ----------  ---------
                                                  -
  Per limited partner unit         $   14.09           8.46
                                      ======      ======










                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund X-C, L.P.

                         Statements of Cash Flows
                               (unaudited)

                                      Three Months Ended
                                           March 31,
                                        2005       2004
                                       -----       ----
Cash    flows   from    operating
activities:

  Cash  received from net profits  $ 106,217    44,506
interest
 Cash paid to suppliers              (12,975)   (12,569)
 Discontinued operations             -          (4,607)
 Interest received                   135        43
 Other                               -          250
                                     ---------  ---------
                                     -          -
   Net cash provided by operating    93,377     27,623
activities
                                     ---------  ---------
                                     -          -
Cash    flows   from    financing
activities:

 Distributions to partners           (100,000)  (30,000)
 Increase in distribution payable    98         -
                                     ---------  ---------
                                     -          -
   Net  cash  used  in  financing    (99,902)   (30,000)
activities
                                     ---------  ---------
                                     -          -
Net  decrease  in cash  and  cash    (6,525)    (2,377)
equivalents

 Beginning of period                 32,864     26,631
                                     ---------  ---------
                                     -          -
 End of period                     $ 26,339     24,254
                                     ======     ======
Reconciliation of net  income  to
net cash
     provided     by    operating
activities:

Net income                         $ 93,855     56,527

Adjustments   to  reconcile   net
income to
  net  cash provided by operating
activities:

   Depreciation,  depletion   and    1,660      3,000
amortization
  Accretion  of asset  retirement    9,907      14,817
obligation
 Increase in receivables             (12,045)   (46,721)
 Increase in payables                -          -
                                     ---------  ---------
                                     -          -
Net  cash  provided by  operating  $ 93,377     27,623
activities
                                     ======     ======








                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund X-C, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

1.   Organization
     Southwest Royalties Institutional Income Fund X-C, L.P. was organized under the laws of the state of Delaware on September 20, 1991, for the purpose of acquiring producing oil and gas properties and to produce and market crude oil and natural gas produced from such properties for a term of 50 years, unless terminated at an earlier date as provided for in the Partnership Agreement. The Partnership sells its oil and gas production to several purchasers with the prices it receives being dependent upon the oil and gas economy. Southwest Royalties, Inc., a wholly owned subsidiary of Clayton Williams Energy, Inc., serves as the Managing General Partner. Revenues, costs and expenses are allocated as follows:

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2005, and for the three months ended March 31, 2005, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

     In September 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 106 ("SAB 106"). SAB 106 expresses the SEC staff's views regarding SFAS No. 143 and its impact on both the full-cost ceiling test and the calculation of depletion expense. In accordance with SAB 106, beginning in the first quarter of 2005, undiscounted abandonment costs for wells to be drilled in the future to develop proved reserves are included in the unamortized cost of oil and gas properties, net of related salvage value, for purposes of computing depreciation, depletion and amortization ("DD&A"). The implementation of SAB 106 did not have a material impact on our financial statements.

         Southwest Royalties Institutional Income Fund X-C, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


3.   Discontinued Operations - Sale of oil and gas leases
     During 2003, the Partnership sold its interest in certain oil and gas wells for $81,184 sales proceeds and retired $100,007 of asset retirement obligation associated with the properties. Since the Partnership is under the full cost pool method of accounting, the sales proceeds and asset retirement obligation liability were taken against the oil and gas properties asset account and therefore, no gain or loss was recorded and shown on the statement of operations as part of the discontinued operations. Operating expenses for 2004 represent plugging and abandonment costs that the Partnership was contractually committed to perform prior to the sale of the property. Plugging and abandonment services were performed during the quarter ended March 31, 2004. Pursuant to the requirements of SFAS No. 144, the operating results from these properties have been reported as discontinued operations in the accompanying statements of operations.

     The   following   table   summarizes  certain   historical   operating
     information related to the discontinued operations:

                  Three
                  months end
                  March 31,
                     2004

Income from net
profit
   interest       $(4,607)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Southwest Royalties Institutional Income Fund X-C, L.P. was organized as a Delaware limited partnership on September 20, 1991. The offering of such limited partnership interests began October 1, 1991 as part of a shelf offering registered under the name Southwest Royalties Institutional 1990-91 Income Program. Minimum capital requirements for the Partnership were met on January 28, 1992, with the offering of limited partnership interests concluding April 30, 1992.

The Partnership was formed to acquire royalty and net profits interests in producing oil and gas properties, to produce and market crude oil and natural gas produced from such properties, and to distribute the net proceeds from operations to the limited and general partners. Net revenues from producing oil and gas properties will not be reinvested in other revenue producing assets except to the extent that production facilities and wells are improved or reworked or where methods are employed to improve or enable more efficient recovery of oil and gas reserves. The economic life of the Partnership thus depends on the period over which the Partnership's oil and gas reserves are economically recoverable.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2005, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

The Partnership's interest in oil and gas properties consists of net profits interests in proved properties located within the continental United States. A net profits interest is created when the owner of a working interest in a property enters into an arrangement providing that the net profits interest owner will receive a stated percentage of the net profit from the property. The net profits interest owner will not otherwise participate in additional costs and expenses of the property.

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of March 31, 2005, there were no timing differences, which resulted in a deficit net profit interest.

Critical Accounting Policies

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

The passage of time provides more qualitative information regarding estimates of reserves, and revisions are made to prior estimates to reflect updated information. However, there can be no assurance that more
significant  revisions  will not be necessary in  the  future.   If  future
significant revisions are necessary that reduce previously estimated reserve quantities, it could result in a full cost property writedown. In addition to the impact of these estimates of proved reserves on calculation of the ceiling, estimates of proved reserves are also a significant component of the calculation of depletion, depreciation, and amortization ("DD&A").

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

Results of Operations

General Comparison of the Quarters Ended March 31, 2005 and 2004

The following table provides certain information regarding performance factors for the quarters ended March 31, 2005 and 2004.

                               Three Months
                                  Ended         Percenta
                                                   ge
                                March 31,       Increase
                              2005      2004    (Decreas
                                                   e)
                             -----     -----    --------
                                                   --
Oil    production    in     5,670     5,710     (1%)
barrels
Gas production in mcf       2,361     5,800     (59%)
Total BOE                   6,064     6,677     (9%)
Average    price    per  $   47.73              54%
barrel of oil                         31.03
Average  price per  mcf  $    4.01              (12%)
of gas                                4.56
Income from net profits  $  118,262   91,227    30%
interests
Partnership              $  100,000   30,000    233%
distributions
Limited         partner  $  90,000    27,000    233%
distributions
Per  unit  distribution
to limited
 partners                $   15.04              233%
                                      4.51

Number    of    limited     5,983     5,983
partner units

Income from net profits

The Partnership's income from net profits interests increased to $118,262 from $91,227 for the quarters ended March 31, 2005 and 2004, respectively, an increase of 30%. The principal factors affecting the comparison of the quarters ended March 31, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004 by 54%, or $16.69 per barrel, resulting in an increase of approximately $94,700 in income from net profits interests. Oil sales represented 97% of total oil and gas sales during the quarter ended March 31, 2005 as compared to 87% during the quarter ended March 31, 2004.

The average price for an mcf of gas received by the Partnership decreased during the same period by 12%, or $.56 per mcf, resulting in a decrease of approximately $1,300 in income from net profits interests.

The net total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $93,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production decreased approximately 40 barrels or 1% during the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004, resulting in a decrease of approximately $1,200 in income from net profits interests.

Gas production decreased approximately 3,439 mcf or 59% during the same period, resulting in a decrease of approximately $15,700 in income from net profits interests.

The  total decrease in income from net profits interests due to the  change
in  production is approximately $16,900.   The decrease in gas  volumes  is
from a gas well with lower production due to down hole problems.

Lease operating costs and production taxes were 44% higher, or approximately $49,400 more during the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004. The increase in lease operating costs is from increases in well repairs and production equipment repairs on two properties.

Costs and Expenses

Total costs and expenses decreased to $24,542 for the quarter ended March 31, 2005 from $30,386 for the same period in 2004. This represents a decrease of 19%. The decrease is the result of lower depletion expense and accretion expense, partially offset by an increase in general and administrative expense.

General and administrative costs consist of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 3% or approximately $400 during the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004.

Depletion expense decreased to $1,660 for the quarter ended March 31, 2005 from $3,000 for the same period in 2004. This represents a decrease of 45%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended March 31, 2005, which was $.27 applied to 6,064 BOE as compared to $.45 applied to 6,677 BOE for the same period in 2004. The lower depletion rate in 2005 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

Accretion expense decreased to $9,907 for the quarter ended March 31, 2005 from $14,817 for the same period in 2004. This represents a decrease of 33%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $93,400 in the quarter ended March 31, 2005 as compared to approximately $27,600 in the quarter ended March 31, 2004.

Cash flows used in financing activities were approximately $99,900 in the quarter ended March 31, 2005 as compared to approximately $30,000 in the quarter ended March 31, 2004. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 2005 were $100,000 of which $90,000 ($15.04 per unit) was distributed to the limited partners and $10,000 to the general partners. Total distributions during the quarter ended March 31, 2004 were $30,000 of which $27,000 ($4.51 per unit) was distributed to the limited partners and $3,000 to the general partners.

The primary sources for the 2005 distributions of $100,000 were oil and gas operations of approximately $93,400, with the balance from available cash on hand at the beginning of the period. The primary sources for the 2004 distributions of $30,000 were oil and gas operations of approximately $27,600, with the balance from available cash on hand at the beginning of the period.

Cumulative cash distributions of $3,784,061 have been made to the general and limited partners. As of March 31, 2005, $3,423,142 or $572.14 per limited partner unit has been distributed to the limited partners, representing a 114% return of the capital contributed.

As of March 31, 2005, the Partnership had approximately $145,800 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 153 "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 specifies the criteria required to record a nonmonetary asset exchange using carryover basis. SFAS 153 is effective for nonmonetary asset exchanges occurring after July 1, 2005. The Partnership will adopt this statement in the third quarter of 2005, and it is not expected to have a material effect on the financial statements when adopted.

In September 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 106 ("SAB 106"). SAB 106 expresses the SEC staff's views regarding SFAS No. 143 and its impact on both the full-cost ceiling test and the calculation of depletion expense. In accordance with SAB 106, beginning in the first quarter of 2005, undiscounted abandonment costs for wells to be drilled in the future to develop proved reserves are included in the unamortized cost of oil and gas properties, net of related salvage value, for purposes of computing depreciation, depletion and amortization ("DD&A"). The implementation of SAB 106 did not have a material impact on our financial statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Partnership is not a party to any derivative or embedded derivative instruments.

Item 4.   Controls and Procedures
The Managing General Partner has established disclosure controls and procedures that are adequate to provide reasonable assurance that management will be able to collect, process and disclose both financial and non-financial information, on a timely basis, in the Partnership's reports to the SEC. Disclosure controls and procedures include all processes necessary to ensure that material information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management, including our chief executive and chief financial officers, to allow timely decisions regarding required disclosures.

     With respect to these disclosure controls and procedures:

          management has evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report;

          this evaluation was conducted under the supervision and with the participation of management, including the chief executive and chief financial officers of the Managing General Partner; and

          it is the conclusion of chief executive and chief financial officers of the Managing General Partner that these disclosure controls and procedures are effective in ensuring that information that is required to be disclosed by the Partnership in reports filed or submitted with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms established by the SEC.

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits:

               31.1 Rule 13a-14(a)/15d-14(a) Certification
               31.2 Rule 13a-14(a)/15d-14(a) Certification
               32.1 Certification of Chief Executive
Officer and Chief Financial Officer
                 Pursuant to 18 U.S.C. Section 1350, as adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Southwest  Royalties Institutional  Income
                          Fund
                          X-C, L.P., a Delaware limited partnership


                                        By:    Southwest  Royalties,  Inc.,
                                 Managing
                                 General Partner


                          By:    /s/ L. Paul Latham
                                 L. Paul Latham
                                 President and Chief Executive Officer



Date:  May 16, 2005

                   SECTION 302 CERTIFICATION                Exhibit 31.1


I, L. Paul Latham, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Southwest Royalties Institutional Income Fund X-C, L.P.

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

4.The  registrant's other certifying officer(s) and I are  responsible  for establishing  and  maintaining disclosure  controls  and  procedures  (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

  a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  c)Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: May 16, 2005                 /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund X-C, L.P.

                   SECTION 302 CERTIFICATION                Exhibit 31.2


I, Mel G. Riggs, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Southwest Royalties Institutional Income Fund X-C, L.P.

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

4.The  registrant's other certifying officer(s) and I are  responsible  for establishing  and  maintaining disclosure  controls  and  procedures  (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

  a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  c)Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  May 16, 2005                /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund X-C, L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended March 31, 2005 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Royalties Institutional Income Fund X-C, L.P. (the "Company"), hereby certifies that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2.   The  information contained in the Report fairly presents, in  all
          material  respects,  the  financial  condition  and  results   of
          operation of the Company.


                                   /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                        of Southwest Royalties, Inc., the
                                        Managing General Partner of
                                         Southwest  Royalties Institutional
                                   Income Fund X-C, L.P.

                                   May 16, 2005


                                   /s/ Mel G. Riggs
                                   Mel G. Riggs
                                   Vice   President  and  Chief   Financial
                                   Officer of
                                        Southwest Royalties, Inc., the
                                        Managing General Partner of
                                         Southwest  Royalties Institutional
                                   Income Fund X-C, L.P.

                                   May 16, 2005